Form 10-Q
period 1997-09-30
PANDA GLOBAL ENERGY CO
filed 1997-11-13
CIK 1038503

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                   OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

                Commission File Number 333-29005


                   PANDA GLOBAL ENERGY COMPANY
     (Exact name of registrant as specified in its charter)

           Cayman Islands                          N/A
     (State or other jurisdiction of        (IRS Employer
     incorporation or organization)     Identification Number)

    4100 Spring Valley Road, Suite 1001, Dallas, Texas 75244
  (Address of principal executive offices, including zip code)

                         (972) 980-7159
      (Registrant's telephone number, including area code)

                             None
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _x_    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997.

     Common Stock, Par Value $.01 Per Share            2




PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements (Unaudited)                   F-1

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      1



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   2




                        PANDA GLOBAL ENERGY COMPANY
                              AND SUBSIDIARIES
                      (A Development Stage Enterprise)

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                                                                                         (Unaudited)
                                                                                                 December 31            September 30
                                                                                                    1996                     1997
                                                                                                 ----------             ------------
Current assets:
  Cash and cash equivalents ........................................................             $  506,289             $    506,289
  Restricted cash - current ........................................................                   --                 85,234,427
  Accrued interest receivable ......................................................                   --                  3,580,840
                                                                                                 ----------             ------------
    Total current assets ...........................................................                506,289               89,321,556

Plant and equipment:
  Construction in progress .........................................................                   --                 24,847,286
  Development costs ................................................................              3,292,492                9,660,750
                                                                                                 ----------             ------------
    Total plant and equipment ......................................................              3,292,492               34,508,036

Restricted cash - debt service reserves and escrow deposits ........................                   --                 38,469,541

Debt issuance costs, net of accumulated
  amortization of $456,845 as of September 30, 1997 ................................                   --                  6,859,978
                                                                                                 ----------             ------------
Total assets .......................................................................             $3,798,781             $169,159,111
                                                                                                 ==========             ============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                                                       (Unaudited)
                                                                                            December 31               September 30
                                                                                                1996                        1997
                                                                                            -----------               -------------
Current liabilities:
  Accrued interest ...........................................................              $      --                 $   8,610,422

Long-term debt ...............................................................                     --                   145,426,088

Minority interest ............................................................                     --                     5,741,166

Commitments and contingencies (Note 3)

Shareholder's equity:
Common stock, par value $1: 50,000 shares
   authorized; 2 shares issued and outstanding ...............................                        2                           2
Advances from parent .........................................................                6,099,779                  17,994,127
Deficit accumulated during the development stage .............................               (2,301,000)                 (8,612,694)
                                                                                            -----------               -------------
   Total shareholder's equity ................................................                3,798,781                   9,381,435
                                                                                            -----------               -------------
Total liabilities and shareholder's equity ...................................              $ 3,798,781               $ 169,159,111
                                                                                            ===========               =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
            AND INCEPTION (JULY 20, 1994) THROUGH SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                                               Inception
                                              Nine Months Ended September 30    Through
                                               --------------------------     September 30
                                                   1996           1997            1997
                                               -----------    -----------    ------------
Revenue:
  Interest income ..........................   $      --      $ 3,627,603    $  3,627,603

Expenses:
  Project development and administrative ...       946,000      1,611,030       3,912,030
  Interest expense and letter of credit fees          --        7,871,422       7,871,422
  Amortization of debt issuance costs ......          --          456,845         456,845
                                               -----------    -----------    ------------
    Total expenses .........................       946,000      9,939,297      12,240,297
                                               -----------    -----------    ------------
Net loss ...................................   $  (946,000)   $(6,311,694)   $ (8,612,694)
                                               ===========    ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                          PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                  (UNAUDITED)


                                                 Three Months Ended September 30
                                                 -------------------------------
                                                     1996            1997
                                                   ---------     -----------
Revenue:
  Interest income ...............................  $    --       $ 2,069,515

Expenses:
  Project development and administrative ........    392,000         557,000
  Interest expense and letter of credit fees ....       --         4,433,422
  Amortization of debt issuance costs ...........       --           260,228
                                                   ---------     -----------
    Total expenses ..............................    392,000       5,250,650
                                                   ---------     -----------
Net loss before minority interest ...............   (392,000)     (3,181,135)

Minority interest ...............................       --          (160,000)
                                                   ---------     -----------
Net loss ........................................  $(392,000)    $(3,341,135)
                                                   =========     ===========

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                                    During the            Total
                                                 Number           Common           Advances         Development        Shareholder's
                                               of Shares           Stock          from Parent          Stage              Equity
                                              ------------      ------------      ------------      ------------       ------------
Balance, January 1, 1997 ...............                 2      $          2      $  6,099,779      $ (2,301,000)      $  3,798,781

Advances from parent ...................              --                --          11,894,348              --           11,894,348

Net loss ...............................              --                --                --          (6,311,694)        (6,311,694)
                                              ------------      ------------      ------------      ------------       ------------
Balance, September 30, 1997 ............                 2      $          2      $ 17,994,127      $ (8,612,694)      $  9,381,435
                                              ============      ============      ============      ============       ============

                                      F-5

                   PANDA GLOBAL ENERGY COMPANY
                        AND SUBSIDIARIES
                (A Development Stage Enterprise)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
    AND INCEPTION (JULY 20, 1994) THROUGH SEPTEMBER 30, 1997

                           (UNAUDITED)

                                                                                                                       Inception
                                                                                                                        Through
                                                                                                                      September 30
                                                                                1996                  1997                 1997
                                                                            -------------        -------------        -------------
 Operating activities:

   Net loss .........................................................       $    (946,000)       $  (6,311,694)       $  (8,612,694)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
     Amortization of debt issuance costs ............................                --                456,845              456,845
     Amortization of debt discount ..................................                --                401,000              401,000
   Changes in assets and liabilities:
     Accrued interest receivable ....................................                --             (3,580,840)          (3,580,840)
     Accrued interest payable .......................................                --              8,610,422            8,610,422
                                                                            -------------        -------------        -------------
       Net cash provided (used) by operating activities .............            (946,000)            (424,267)          (2,725,267)
                                                                            -------------        -------------        -------------
 Investing activities:

   Restricted cash - current ........................................                --            (85,234,427)         (85,234,427)
   Additions to plant and equipment .................................          (1,585,518)         (22,356,479)         (25,648,971)
   Restricted cash - debt service reserves
      and escrow deposits ...........................................                --            (38,469,541)         (38,469,541)
                                                                            -------------        -------------        -------------
   Cash used by investing activities ................................          (1,585,518)        (146,060,447)        (149,352,939)
                                                                            -------------        -------------        -------------
 Financing activities:

   Proceeds from long-term debt .....................................                --            145,025,088          145,025,088
   Contributions from minority interest owners ......................                --              5,741,166            5,741,166
   Capital contribution from parent .................................                --                   --                      2
   Advances from parent .............................................           2,531,518            3,035,283            9,135,062
   Debt issuance costs ..............................................                --             (7,316,823)          (7,316,823)
                                                                            -------------        -------------        -------------
   Cash provided by financing activities ............................           2,531,518          146,484,714          152,584,495
                                                                            -------------        -------------        -------------
 Increase (decrease) in cash and cash equivalents ...................                --                   --                506,289

 Cash and cash equivalents, beginning of period .....................               6,289              506,289                 --
                                                                            -------------        -------------        -------------
 Cash and cash equivalents, end of period ...........................       $       6,289        $     506,289        $     506,289
                                                                            =============        =============        =============
 Noncash investing and financing activities:
  Development costs transferred from parent .........................       $        --          $   8,859,065        $   8,859,065

     See accompanying notes to condensed consolidated financial statements.

          PANDA GLOBAL ENERGY COMPANY AND SUBSIDIARIES
                (A Development Stage Enterprise)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the Nine Months Ended September 30, 1996 and 1997
          and the Period from Inception (July 20, 1994)
                   Through September 30, 1997



1.   ORGANIZATION AND BASIS OF PRESENTATION

       Panda Global Energy Company ("Global Cayman", or collectively with its subsidiaries the "Company")(a Cayman Islands company) is a wholly owned subsidiary of Panda Global Holdings, Inc. ("Panda Global"), which in turn is a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"). PEII is engaged in the development, acquisition, ownership and operation of independent power generation facilities and other energy-related projects worldwide. Global Cayman was formed in March 1997 to hold PEII's indirect ownership interest in an independent power project located in the People's Republic of China
("China"). The ownership interest was transferred to Global Cayman at PEII's historical cost. Because the transfer occurred between entities under common control, the transaction has been accounted for in a manner similar to a pooling of interests.

      Global Cayman holds a 95.5% ownership interest in Pan-Sino Energy Development Company LLC ("Pan-Sino") (a Cayman Islands company), which in turn holds a 99% ownership interest in Pan-Western Energy Corporation LLC ("Pan-Western")(a Cayman Islands company), which in turn owns an approximately 88% interest in four joint venture companies (the "Joint Venture Companies") organized under the laws of China to develop and construct two 50 megawatt coal-fired cogeneration plants (the "Luannan Project") located in Luannan County, Tangshan Municipality, Hebei Province, China. Pan-Sino and Pan-Western were formed on July 20,1994 and are the Company's predecessor. The Joint Venture Companies, which currently have no material assets or operations, are: Tangshan Panda Heat and Power Company, Ltd. ("Tangshan Panda"), Tangshan Pan-Western Heat and Power Company, Ltd. ("Tangshan Pan-Western"), Tangshan Cayman Heat and Power Company, Ltd. ("Tangshan Cayman") and Tangshan Pan-Sino Heat Company, Ltd. ("Tangshan Pan-Sino"). Additionally, effective in June 1997, Global Cayman, through its wholly owned subsidiary Panda Bhote Koshi Company (a Cayman Islands company), holds a 100% interest in Panda of Nepal LLC (a Cayman Islands company), which in turn holds an ownership interest (expected to be 75% following the completion of financing) in Bhote Koshi Power Company Pvt. Ltd. (a Nepal company), which was organized under the laws of Nepal to develop and construct an independent power project in Nepal ("Nepal Project").

     All material intercompany accounts and transactions have been eliminated in consolidation.

2.   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The accompanying unaudited financial statements for the three- and nine-month periods ended September 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited financial statements.

      Development stage enterprise -- The Company is in the development stage and has no operating revenues. Financing for construction of the Luannan Project was obtained in April 1997 (see Note 3). The Company is currently pursuing financing for the Nepal Project.

                             F-7


      Cash -- Included in cash and cash equivalents are highly liquid investments with original maturities of three months or less.

      Plant and Equipment -- Costs of developing new projects are capitalized when the projects reach an advanced stage of development where the execution of a power purchase agreement has occurred or is imminent. Such costs primarily consist of engineering, legal and other costs directly related to the project. Development costs are transferred to construction in progress when financing has been obtained and construction has commenced. Costs related to projects under construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress. Such costs will be depreciated using the straight-line method over the term of the power purchase agreement (20 years and 25 years for the Luannan Project and the Nepal Project, respectively - see
Note 3). Depreciation will begin when the completed facility is ready for its intended use.

      Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII spent performing these services. The expenses allocated were $946,000 and $1,612,000 for the nine months ended September 30, 1996 and 1997 and were $392,000 and $557,000 for the three months ended
September 30, 1996 and 1997, respectively. The allocated costs are included in general and administrative expenses in the consolidated statements of operations. Management believes the method used to allocate these costs is reasonable.

      Income taxes -- On the basis of the current legislation in the Cayman Islands, there is no income, corporation, profits, capital gains or other form of taxation that would be of
application   to   Global   Cayman  or  its   subsidiaries   and,
accordingly, there is no withholding tax. In addition, Pan-Western, as an exempted company, has obtained from the Cayman Islands Government an undertaking that should the current legislation change, no taxation will be imposed upon the profits of Pan-Western or any shareholders in Pan-Western for a twenty year period commencing August, 1994.

3.   POWER PROJECTS AND LONG-TERM DEBT

      Luannan Project -- In 1994, PEII entered into a preliminary letter of intent with a subsidiary of the North China Power Group Company ("NCPGC") for the purchase and sale of electric energy from the Luannan Project. On September 22, 1995, Tangshan Panda and Tangshan Pan-Western (see Note 1) entered into a Power
Purchase Agreement with NCPGC for the purchase and sale of electric energy from the Luannan Project. Under the terms of the 20-year agreement, all electrical output of the project will be sold to NCPGC. The steam and hot water generated by Tangshan-Cayman's facility within the project will be sold to the domestic Chinese industrial and commercial markets by Tangshan Pan-Sino. The Luannan Project will be constructed pursuant to a fixed-price, turnkey contract with Harbin Power Engineering Company Limited. Preliminary construction activity commenced in December 1996. Full construction activity commenced after the successful completion of financing in April 1997 as discussed below. The Company has incurred costs of $24.8 million on the Luannan Project through September 30, 1997, which are included in plant and equipment under construction in progress in the accompanying balance sheet.

      In April 1997, Global Cayman issued $155.2 million original principal amount of senior secured notes ("Senior Secured Notes") to finance the development and construction of the Luannan Project. The Senior Secured Notes, which were issued at a discount for gross proceeds of $145.0 million, bear interest at a fixed rate of 12 1/2% payable semiannually commencing October 15, 1997. Scheduled principal payments are required semiannually commencing October 15, 2000 and will continue through maturity on April 15, 2004. The Senior Secured Notes are subject to mandatory redemption prior to maturity under certain conditions. The Senior Secured Notes are secured by (i) a pledge of 100% of the capital stock of Global Cayman, 99% of the capital stock of Pan-Western and at least 90% of the capital stock of Pan-Sino, and (ii) a security interest in certain funds of Global Cayman and its subsidiaries established under the indenture. Additionally, the Senior Secured Notes are fully and unconditionally guaranteed by Panda Global, whose guarantee (the "Senior Secured Notes Guarantee") is secured by (i) a pledge of 100% of the capital stock of Panda Global and PEC and (ii) a security interest in certain funds of Panda Global established under the indenture. The Senior Secured Notes Guarantee is effectively subordinated to the obligations of PIC and its subsidiaries under the Series A Bonds and project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

                            F-8


      Nepal Project - The Company has an ownership interest (expected to be 75% following completion of financing) in a joint venture with a major hydroelectric engineering company and a local Nepalese party to build a 36 megawatt hydroelectric facility on the upper Bhote Koshi River in Nepal ("Nepal Project"). The ownership interest was transferred from a subsidiary of PEII to Global Cayman at historical cost in June 1997. A 25-year power purchase agreement with the Nepal Electricity Authority was signed in July 1996. The Nepal Project will be constructed pursuant to a fixed-price, turnkey contract with China Gezhouba Construction Group Corporation. The Company has received a commitment letter from a multilateral agency to provide debt financing for the Nepal Project and is currently seeking additional financing for the project. Construction of the project is subject to the successful completion of financing. The Company has incurred development costs for the Nepal Project of $9.7 million as of September 30, 1997, which are included in plant and equipment under development costs in the accompanying balance sheet.

      The Luannan and Nepal Projects are subject to political, regulatory and economic uncertainties, risks of expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions, construction risk, dependence on limited number of customers and other risks arising from foreign governmental sovereignty.


4.   ADVANCES FROM PARENT

       PEII has performed all project development and administrative activities for the Company. The advances from parent reflect the advances for such costs incurred by PEII on the Company's behalf. Such advances have no specific repayment terms, bear no interest and may be partially reimbursed during the construction period of the related projects as permitted by the indentures.

                           F-9



Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is a development stage enterprise having no operating revenues. Prior to April 1997, when financing for the Luannan Project was completed by the issuance of $145.0 million discounted principal amount of Senior Secured Notes, the Company's results of operations included no revenues and included only general and administrative expenses allocated from its ultimate parent (Panda Energy International, Inc.) for certain accounting, legal, insurance and consulting services. Such expenses increased from 1996 to 1997 primarily due to the increased administrative assistance required to support the Luannan Project as its development and construction continues. After the issuance of the Senior Secured Notes in April 1997, the Company has also incurred interest expense and amortization of debt issuance costs and has earned interest income on the construction and debt service reserve funds that are maintained under the debt agreement.

                           -1-



Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit
Number    Exhibit Description

27.01     Financial Data Schedule.*

* Filed herewith.

     (b) The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                             -2-






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANDA GLOBAL ENERGY COMPANY


Date:  November 11, 1997      By:  /s/ Janice Carter
                                   Janice Carter
                                   Executive Vice President,
                                   Secretary and Treasurer




EXHIBIT INDEX
                                              Sequentially
                                                Numbered
Number    Description                             Page

27.01          Financial Data Schedule