Form 10-K405
period 1997-12-31
PANDA GLOBAL ENERGY CO
filed 1998-03-30
CIK 1038503

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997.

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the transition period from          to             .

                   Commission file number 333-29005

                      PANDA GLOBAL ENERGY COMPANY

        (Exact name of registrant as specified in its charter)


        Cayman Islands                          Not Applicable
(State or other jurisdiction of                 (IRS employer
incorporation or organization)              Identification Number)

       4100 Spring Valley Road, Suite 1001, Dallas, Texas  75244
     (Address of principal executive offices, including zip code)

                            (972) 980-7159
         (Registrant's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Act:  None

  Securities Registered Pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x                                            No  ___

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of voting stock held by non-affiliates of the registrant is not reflected herein because all voting stock of the registrant is owned by an affiliate thereof.

As of March 25, 1998, the Registrant had 2 shares of Common Stock, $1.00 par value, issued and outstanding.

                  Documents Incorporated by Reference
                                 None



                        TABLE OF CONTENTS

                             PART I
                                                             Page

Item 1.  Business                                               1

Item 2.  Properties                                             9

Item 3.  Legal Proceedings                                      9

Item 4.  Submission of Matters to a Vote of Security Holders   12

                             PART II

Item 5.  Market for Registrant's Common Equity
         and Related Shareholder Matters                       12

Item 6.  Selected Financial Data                               13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   13

Item 8.  Financial Statements and Supplementary Data          F-1

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                14

                            PART III

Item 10. Directors and Executive Officers of the Registrant    14

Item 11. Executive Compensation                                17

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                 17

Item 13. Certain Relationships and Related Transactions        17

                             PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K.                              17


         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, statements regarding financial position, projects under evaluation or development, construction or other budgets and plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the impact of geopolitical occurrences world-wide; the results of financing efforts; risks under contracts and swap agreements; changes in laws and regulations; unforeseen engineering and mechanical or technological difficulties; and other risks described in the registrant's filings from time to time with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 1.   Business.

General

     Panda Global Energy Company (the "Company") is a wholly-owned subsidiary of Panda Global Holdings, Inc., a Delaware corporation ("Holdings") (which in turn is a wholly-owned subsidiary of Panda Energy International, Inc., a Texas corporation (PEII")), and was organized in the Cayman Islands on March 10, 1997. The Company has been organized for the purposes of working with Holdings, PEII and their affiliates in (i) investing in and holding direct and indirect interests in entities engaged in the development, construction, ownership, operation and management of electric generating facilities, sources of fuel, pipelines and other infrastructure projects,
(ii) the marketing of electric power, thermal energy and fuel, and (iii) the financing of any of the above, including the entering into of indentures, contracts and other agreements entered into in connection with the purposes described in clauses
(i) and (ii) above.

     On April 22, 1997, the Company completed a $155,200,000 offering of its 12 1/2% Senior Secured Notes due 2004 and is using
the  net  proceeds  therefrom  (approximately  $141,000,000)   to
finance the construction of its electric power plant facility  in
Luannan   County,   China.   In  late  December   1997,   certain
subsidiaries of the Company completed an approximately $98 million financing for the construction of its electric power plant facility in Nepal.

     The principal executive offices of the Company are located at 4100 Spring Valley Road, Suite 1001, Dallas, Texas 75244. The telephone number at such offices is (972) 980-7159.

     The Company operates in only one industry segment: electric power generation. Financial information regarding the Company's industry segment and regarding the Company's capitalized costs for the construction of plants which will constitute foreign operations upon completion, is set forth in the financial statements hereto.

Strategy

     The  Company and its affiliates primarily are engaged in the
domestic     and    international    development,    acquisition,
construction,   ownership  and  operation   of   electric   power
generation facilities.

     The principal business strategy of the Company and its affiliates is to use their experience in evaluating, developing, constructing, financing and managing electric power generation facilities to provide low-cost electricity and electric generating capacity. In addition, the Company believes that the global trend of electricity market restructuring has created new business opportunities for businesses like the Company. There is a trend away from government-owned electricity systems toward deregulated, competitive market structures, in both domestic and international markets. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution systems. Some countries have been or are in the process of "privatizing" their electricity systems by selling all or part of such systems to private investors. As a result, the Company believes that there is demand for both new and more efficiently operated electric generating capacity in many regions around the world.

     The Company and its affiliates therefore are continuously engaged in the evaluation of opportunities for the development and acquisition of additional domestic and international electric power generation facilities. For example, the Company and its affiliates currently are evaluating the development of various merchant plant facilities in the United States. Such facilities, if developed and constructed, could take advantage of cost effective construction and new technology, as well as an ability to sell power into markets with growing demand and aging supplies of energy. Also, the People's Republic of China (the "PRC"), Nepal, Brazil and Central America are current international strategic target markets for the Company and its affiliates.


     Substantial risks exist to the successful completion of any domestic or international projects under development or being considered for acquisition, including, as the case may be, those relating to political risk, exchange rate risk, currency inconvertibility, financing, governmental approvals, siting, construction and permitting, as well as possible termination of any applicable power sales agreement as a result of the failure to meet certain construction milestones. No assurance can be given that any projects being evaluated or developed by the Company or any of its affiliates will be completed. Further, no assurance can be given that any projects developed by PEII or other affiliates of the Company would be contributed to the Company's portfolio of projects, depending on the application of various agreements among PEII and certain of its affiliates.

     The major changes currently taking place in the independent power producer industry are necessitating changes in the financing capabilities of companies such as PEII (and its affiliates), particularly in respect to the financing of larger size projects and merchant plants. In this regard, PEII is looking to reduce its costs of funds, find new sources of equity capital and increase its financing flexibility. Accordingly, PEII has commenced a strategic initiative whereby it is seeking potential strategic partners to help address these issues. Donaldson, Lufkin & Jenrette Securities Corporation has been engaged by PEII to assist PEII in this search for strategic partners. However, there can be no assurance that any transaction with strategic partners will ever take place, or, in the event any such transaction does take place, as to the nature or structure thereof.

Plants Under Construction

  The Luannan Facility

     General. The Luannan Facility (herein so called), approximately 83% of which is owned by the Company and its affiliates, is located in Luannan County, Tangshan Municipality, Hebei Province, People's Republic of China. It achieved financial closing in April 1997 and is currently under construction (currently expected to reach commercial operation in August 1999) and will be comprised of two steam/electric generating units, each nominally rated at 50 megawatts but with nameplate capability of up to 60 megawatt gross output under full condensing conditions. Two pulverized coal-fired boilers, each delivering steam to drive a three stage extraction/condensing steam turbine electric generating unit, will be utilized.
Electric power generated by the Luannan Facility will be interconnected to the local electricity grid network at 110 kilovolts. In addition, steam will be extracted from the steam turbines for distribution by pipeline to local industrial and commercial users and also used to heat water for district heating use. The site of the Luannan Facility is leased from the PRC pursuant to a land use rights agreement with an agency of the PRC.

     Sales of Power. The Luannan Facility will sell power to North China Power Company pursuant to the Luannan Power Purchase Agreement (herein so called). The North China Power Company functions as the commercial arm of the North China Power Group. The North China Power Group, which reports directly to the MOEP, operates the North China Power Grid. The service area of North China Power Group encompasses four regions, including the Beijing/Tianjin/Tangshan area. Beijing and Tianjin are among the largest and most economically developed cities in the PRC. The service area of North China Power Group also includes Hebei Province, Shanxi Province and western Inner Mongolia. The North China Power Group owns most of the major power plants within its service area and is reported to have had a total installed capacity of 25,140 megawatts in 1995 and to have generated power of 126.7 billion kilowat hours in 1995. As both a government and a commercial entity, the North China Power Group regulates, manages and owns the power assets in its territory including generation and distribution facilities. The geographical extent of its service area makes North China Power Group one of the largest power operating entities in the PRC.

     The Luannan Power Purchase Agreement is a 20-year agreement. The electricity price is established through a formula provided in the applicable Pricing Document (herein so called) which is separate from, but incorporated by reference in, the Luannan Power Purchase Agreement. According to the formula contained in the Pricing Document, the power price is comprised of fixed and variable components that may be adjusted, subject to the approval of the Tangshan Municipal Price Bureau to reflect changes in coal costs, depreciation of plant and equipment and financing expenses. Certain components of the power price calculation may be adjusted to reflect local and U.S. inflation and foreign exchange rate fluctuation in order to mitigate the Luannan Facility's exposure to inflation and currency risks. Although it is anticipated that the Luannan Facility will apply annually for changes in rates, under the Luannan Power Purchase Agreement it has the right to request a determination of a new power price whenever it determines that changes in the price components require a new determination. There are pass-through provisions in the pricing formula for increases or decreases in the cost of coal against an index cost that is stipulated in the Pricing Document, and the pricing formula also has provisions for pass-through or make-whole calculations relating to certain construction capital cost items. The tariff is paid in Renminbi (the currency of the PRC) and is required to be paid every 30 days by the North China Power Company.

      Sales of Steam. The Company currently believes that the Luannan Facility will sell approximately 349,680 tons per year of steam for process and the equivalent of approximately 362,518 gigajoules per year of steam for heating to certain Luannan County enterprises and local industries. The Company currently believes that the Luannan Facility will be the single largest, centralized heat supplier in Luannan County.

     Engineering, Procurement and Construction Contract. Through competitive bidding, Harbin Power Engineering Company Limited (the "Luannan EPC Contractor") has been selected as the engineering, procurement and construction contractor for the Luannan Facility. The Luannan EPC Contractor has extensive engineering, procurement and construction experience in the power industry in the PRC and other countries. Chinese-manufactured equipment and materials and Chinese labor are being utilized to the maximum extent possible in order to lower the costs of the Luannan Facility and the sale price of electricity.

     The Luannan EPC Contractor is a wholly-owned subsidiary of Harbin Power Equipment Company. Harbin Power Equipment Company, a PRC company listed on the Hong Kong Stock Exchange, was established in October 1994 through the restructuring of Harbin Power Plant Equipment Group Corporation. Harbin Power Equipment Company and its subsidiaries also provide a range of engineering services for power stations, including turnkey construction of power plants and the provision of engineering and technical advisory services. Harbin Power Equipment Company's products have been exported to Pakistan, the Philippines, Canada and other countries.

       Operations and Maintenance. Pursuant to the Luannan Operations & Maintenance Contract (the "Luannan O&M Contract"), operations and maintenance services for the Luannan Facility will be provided by Duke/Fluor Daniel International Services ("Duke/Fluor"). The Luannan O&M Contract provides for a recovery of costs by Duke/Fluor plus incentive payments based upon the performance of the Luannan Facility. Duke/Fluor is a general partnership formed in 1994 by affiliates of Duke Power Company and Fluor Corporation for the purposes of providing services to the solid fuel power generation market. Duke/Fluor is actively engaged in the operation and maintenance of electric generation facilities throughout the world. Pursuant to the Luannan O&M
Contract, almost all of the personnel will be trained PRC technicians who will work under close supervision of the Luannan O&M Contractor's managers.

     Coal Supply. The Company currently believes that the Luannan Facility will use approximately 450,000 metric tons of coal per year. The principal fuel supply for the Luannan Facility will come from the Qianjiaying Mine, which is owned and operated by Kailuan Coal and is located 30 kilometers from the Luannan Facility. Kailuan Coal, a state-owned coal mining company, has approximately 5.0 billion metric tons of coal reserves in the Tangshan area and produces approximately 18 million metric tons of coal per year. The Qianjiaying Mine produced approximately
3.67 million metric tons of coal in 1996. Kailuan Coal has committed to supply up to 300,000 metric tons per year of coal from the Qianjiaying Mine to the Luannan Facility for ten years. The remaining coal requirements for the Luannan Facility will be supplied by other mines in the region

  The Nepal Facility

     General.   The Nepal Facility (herein so called) is  located
on the upper Bhote Koshi River in Nepal. It achieved financial closing during December 1997 and is currently under construction (currently expected to reach commercial operation in April 2000). It will be comprised of a 36 megawatt hydroelectric facility on the upper Bhote Koshi River. The Nepal Facility will be a run-of-the-river power plant; thus it will not have a large dam and reservoir, but rather, a small diversion structure, and will produce electricity in accordance with the river flow. It will be located approximately 110 kilometers from Kathmandu, Nepal. The switchyard and a separate 48 kilometer transmission line that will transmit the power generated by the Nepal Facility to a sub-
station   in  Bhaktapur,  Nepal  will  be  built  by  the   Nepal
Electricity Authority (the "NEA"), the state owned utility. Cash flow attributable to the approximately 75% interest in the Nepal Facility of the Company (including its affiliates) and its investment partner will be allocated 85% to such partner and 15% to the Company (including its affiliates) until such partner achieves a 20% internal rate of return, and 90% to the Company (including its affiliates) and 10% to such partner thereafter.

     Sales of Power. The Nepal Facility will sell power to the NEA pursuant to the Nepal Power Purchase Agreement (herein so called), which is a 25-year agreement. At the end of the 25-year term of the NEA Power Purchase Agreement, 50% of the ownership of the Nepal Facility will be transferred to the NEA for a nominal sum. Payment under the Nepal Power Purchase Agreement will equal the product of a tariff rate of U.S. $0.060 per kilowatt hour in 1995 prices escalated by 3% per annum for the first 15 years, and indexed thereafter to the U.S. Consumer Price Index rate and the total monthly electrical output delivered by the Nepal Facility subject to monthly deemed generation levels.

     The NEA will have the ability to dispatch the Nepal Facility at its discretion. However should the NEA dispatch the Nepal Facility below the monthly deemed generation level, the NEA will remain obligated to pay for the deemed generation. During the dry months of the year (mid-November to mid-May), the NEA has the option to purchase all electric power produced by the Nepal Facility even if it exceeds the deemed generation level. The NEA will not be required to purchase electrical output above the deemed generation levels during the wet months of the year (mid-November to mid-May). Payments under the Nepal Power Purchase Agreement will be denominated in U.S. dollars and paid in Nepalese rupees.

     Engineering, Procurement and Construction Contract. The engineering, procurement and construction contract for the Nepal Facility is with China Gezhouba Construction Group Corporation for Water Resources and Hydropower ("China Gezhouba"). China Gezhouba is one of the largest construction firms in the PRC, with extensive experience in the construction of hydropower plants. In addition, China Gezhouba has engaged Harbin Electric Machinery Works ("Harbin"), based in Harbin China, to supply the turbine generators for the Nepal Facility. Harbin has supplied hydro units to a large number of hydroelectric plants in several countries in Asia, Europe, the Middle East and the United States.

     Operations and Maintenance. Pursuant to the applicable operations and maintenance agreement, Harza Engineering Company International, L.P. ("Harza") will provide operations and maintenance services for the Nepal Facility. The term of this agreement is for five years of commercial operation, renewable for additional five year periods. Harza has extensive experience in the planning, design, construction, and operation of power plants throughout the world.

     The Site. The Bhote Koshi River is a perennial stream fed by glaciers, snow melt and monsoons. The river drains an area of 2,132 square km, mostly in the PRC. The mean annual flow at the proposed site was 66.4 cubic meters per second m3/s between 1965 and 1992. The Nepal Facility will be located in the
Sindhupalchok  zone  of  central Nepal, close  to  the  PRC-Nepal border. The Bhote Koshi River rises to an elevation of 5,800 meters at Tang Pu, Tibet, PRC and flows south with a drop of 4,300 meters before reaching the project site. At the site, the river's slope is about 10 percent. The land at the site for the Nepal Facility is owned by the project company formed by the Company and its partners, and is subject to a mortgage lien as part of the financing for the Nepal Facility.

Competition

      The business of developing electric generating power plants is intensely competitive. The Company and its affiliates compete both domestically and internationally with other independent power producers, including affiliates of utilities.

     Development of new power generation projects in foreign markets is difficult and expensive, and many competitors in these foreign markets have significantly larger capital resources and greater local market expertise than the Company. In addition, due to increased competition in the United States, there has been an increasing number of entrants into these foreign markets.

     In the United States, over the past decade, developing electric generating power plants has become a progressively more difficult, expensive and competitive process. In recent years, more of such transactions have been awarded through competitive bidding. Increased competition also has lowered profit margins of successful projects in the United States.
Regulatory Matters

  Regulation of the Electric Power Industry in the PRC

      General. The PRC's electric power industry is regulated primarily by the State Economic and Trade Commission ("SETC") as successor to the Ministry of Electric Power ("MOEP") in conjunction with the State Planning Commission ("SPC") and other governmental agencies. For foreign investments in electric power projects in the PRC, such governmental agencies include the
Ministry of Foreign Trade and Economic Cooperation of the PRC (the "MOFTEC"), the SPC, the State Administration of Foreign Exchange ("SAFE"), the State Administration of Industry and Commerce of the PRC (the "SAIC") and certain other agencies. Certain functions formerly exercised by the MOEP have been transferred to the State Power Corporation of China ("SP") which was formally approved in January 1997. Pursuant to resolutions of the Ninth National People's Congress introduced in March 1998, the governmental functions of the MOEP have been officially transferred to the SETC and MOEP has been dissolved. National grid management, ownership of state-funded electric generating assets and development planning responsibilities will remain with the SP. The reorganization will be accomplished over a period of time. The regulatory and approval authorities of the Central Government agencies are delegated to local provincial or city governmental agencies performing similar functions if the total amount of such foreign-invested projects does not exceed certain thresholds (denominated in U.S. dollars), although recent regulations promulgated by the MOEP (before its replacement by
SETC) would base approval authority on a power project's unit size. However, it is unclear whether the provincial planning commissions and the SPC are bound by or, if not, will follow these regulations.

     State Economic and Trade Commission. As the ministry responsible for the electric power industry, the SETC has assumed responsibility previously exercised by the MOEP and is responsible for formulating development strategies and policies for the electric power industry in the PRC, including investment, technical, and major production and consumption policies. In addition to formulating electric power industry planning in collaboration with the SPC and other governmental agencies, the SETC (i) coordinates the development of the electric power industry, (ii) supervises the implementation of related national policies, decrees and plans and (iii) provides services to electric power enterprises. The SETC shares certain of its administrative responsibilities with the China Nuclear Industry Corporation and the Ministry of Water Resources with respect to nuclear-powered and hydro-powered electricity generating facilities, respectively. In addition to these regulatory and administrative functions, the SP is also in charge of the overall financial management of the power industry, including consolidating the profits and taxes and approving the budgets of all the regional power entities annually.

      In an attempt to separate the regulatory and commercial functions of the electric power industry, the PRC State Council formally approved the establishment of the SP in January 1997. The SP is a state-owned legal entity with funds provided directly by the State Council (a body of the central government of the
PRC). The SP serves as the PRC's principal investor in and/or operator of wholly or partially state-owned facilities in the PRC. It also is responsible for the operation of the interregional transmission facilities and the development of a national power grid. After the establishment of the SP, the MOEP continued (and the SETC now continues) to exercise the regulatory function over Chinese electricity industry, but the MOEP's enterprise management function and its function to operate state assets were turned over to the SP. As part of the reform, provincial power bureaus have transferred their regulatory functions to other departments of the local government and have become subsidiaries of the SP.

     State Administration of Foreign Exchange. The SAFE is responsible for administration of foreign exchange in the PRC. It formulates and oversees the implementation of foreign exchange regulations applicable to foreign investment enterprises ("FIEs"). The relevant approval authorities consult the SAFE in respect of foreign exchange matters relating to FIEs. The SAFE is also responsible for administrating the swap centers and issuing permits to FIEs for access to the swap centers as well as for monitoring the interbank system.

     Regional, Provincial and Local Power Bureaus. The SETC directly oversees the five interprovincial power groups (the "Regional Power Groups") and the eight independent provincial and two special administrative region power bureaus ("Provincial Power Bureaus") in the PRC. The Regional Power Groups (i) manage their respective regional power grids, (ii) dispatch the power plants connected to such grids either directly or indirectly through lower level power bureaus, and (iii) supervise the power bureaus at lower administrative levels. The Regional Power Groups also act through power companies which develop, construct, own and operate certain power plants and transmission facilities within their respective territories. The key personnel of the Regional Power Groups are appointed by the SETC and the key personnel of the Provincial Power Bureaus are appointed by the provincial governments in consultation with the SETC.

      A similar structure exists for the Provincial Power Bureaus under the Regional Power Groups and the Provincial Power Bureaus directly managed by the SP. Each Provincial Power Bureau manages its provincial power grid and dispatches the power plants connected to such grid to meet local demand. Many Provincial Power Bureaus also act through power companies which operate certain power plants and certain transmission facilities within their respective provinces. Cities and counties directly under the administration of the provinces may have power bureaus (together with the Regional Power Groups and the Provincial Power Bureaus, the "Power Bureaus") which perform, under the administration of the Power Bureau at the next higher level of government, similar functions within their respective jurisdictions.

     PRC Electric Power Law. Given the importance of the continued rapid expansion of the PRC's power industry, the National People's Congress adopted the Law of Electric Power on December 28, 1995 (the "Power Law"). The Power Law, which became effective on April 1, 1996, provides the legislative basis for the regulation of China's electric power sector. It contains guidelines in areas such as the generation, supply and use of electric power, pricing and tariffs and regulatory supervision.

       Under the Power Law, the appropriate administrative department of the State Council is authorized within the scope of its authority to supervise the electric power industry throughout the country, and relevant departments of the State Council are authorized within the scope of their respective authority to supervise the electric power enterprises. While electric power development planning will be carried out according to the needs of the national economy, the Power Law also provides that each administrative department of the local government at or above the county level will be responsible for the supervision and control of the electric power industry within its administrative region.

      The Power Law states that independent power companies shall be granted grid access upon their request, and provides that the on-grid price of electricity shall be implemented on the basis of "the same price for the same quality on the same grid." The Power Law lists the criteria to be applied in the determination of tariffs as including reasonable compensation for costs, reasonable profits, inclusion of taxes in accordance with law, firm adherence to the principle of equitable sharing of burdens, and promoting electric power constructions. The law delineates the approval process for on-grid tariffs and makes a distinction between the approvals required for regional/provincial grids but not such approval is specifically required for independent grids. The Power Law reiterates the position of the Central Government of the PRC that entities involved in the construction of power plants, power generation and grid operation are autonomous and assume sole responsibility for their own profits and loses.

     Rate Setting Mechanisms. Rates for electricity produced by power plants that the SP directly or indirectly manages are generally set by the Central Government, thus most electricity has historically been purchased from power plants at such rates. For certain power plants with local government, China Huaneng Group or foreign investment, such as the Luannan Facility, rates are set on the basis of discussions between such power plants and the relevant provincial pricing bureau.

     In the case of power plants managed by the SP, customers purchase electricity from the Power Bureaus of each level of the administration of the PRC at rates determined by the Central Government of the PRC, which vary according to the category and location of the user. The rates set by the Central Government have traditionally been maintained at a low level, requiring the subsidization of the electric power industry by the Central Government. One of the stated goals of the Power Law (as described above) is to reform power pricing to be consistent with the development of the market economy. Trial implementation has commenced in several cities of a time-sharing pricing policy which charges consumers higher rates for peak load periods and lower rates for off-peak load periods. North China Power has adopted a similar program in its service area. Allowing the market to influence the setting of power rates is intended to provide incentives for greater efficiency in energy production, reduction of energy use per unit of industrial output and promotion of conservation technologies.

     Transmission and Dispatch. The main system for the dispatch, transmission and distribution of electric power in the PRC consists of the five interprovincial power grids managed by their respective Regional Power Groups and the eight provincial and two autonomous region power grids managed by the Provincial Power Bureaus.

     The PRC's energy sources, such as coal and potential hydroelectric resources, are principally located in the western, northern and central inland provinces, but its high electricity consumption regions are located in the eastern and southern coastal areas. As a result of plans to develop large power plants in areas with significant energy sources, the expansion of China's electricity transmission capabilities is of major importance. The PRC plans to interconnect the North China Power Grid with the Northeast Power Grid around 2000. In 2003, with the expected completion of the first phase of the Three Gorges project, the Central China Power Grid is expected to be interconnected on the east with the East China Power Grid and on the west with the Sichuan Power Grid. A unified national power grid is planned for completion sometime between 2010 and 2020.

     All electricity produced in the PRC is dispatched by the Power Bureaus, except for that generated by units not connected to a grid. The grids and the electric power dispatch to each grid are administered by dispatch centers ("Dispatch Centers") operated by the Power Bureaus. Prior to November 1993, such electric power dispatch had been carried out pursuant to MOEP guidelines. In order to achieve more efficient and rational dispatch of electric power, the State Council issued, with effect from November 1, 1993, the Regulations on the Administration of Electric Power Dispatch to Networks and Grids (the "Dispatch Regulations"). The Dispatch Regulations are the first nationwide regulations in the PRC governing the dispatch of electric power. Under the Dispatch Regulations, Dispatch Centers were established at each of five levels: the National Dispatch Center, the Dispatch Centers of the Regional Power Groups, the Dispatch Centers of the Provincial Power Bureaus, the Dispatch Centers of the Power Bureaus of municipalities under provinces and the Dispatch Centers of the county Power Bureaus. Dispatch Centers are charged with setting production levels for the various power plants connected to the grid. To effect this determination, each power plant receives on a daily basis from its local Dispatch Center an expected hour-by-hour output schedule for the following day, based on expected demand, the weather and other factors.

     The Dispatch Regulations provide that the Dispatch Centers must dispatch electric power according to, among other things,
(i) power supply agreements entered into between a Power Bureau and certain large or primary electricity customers, where such agreements take into account the electric power generation and consumption plans formulated annually by the Central Government and set forth in the State Plan, (ii) agreements entered into between a Dispatch Center and each power plant subject to its dispatch, (iii) interconnection agreements between Power Bureaus and (iv) actual conditions of the grid, including equipment capabilities and safety reserve margins.

  Regulation of Electric Power Industry in Nepal

     General. The regulatory framework for private sector power generation in Nepal primarily is based on legislation enacted by its Parliament in 1992 and 1993. The legislation provides for the licensing of private parties to construct, own, and operate hydroelectric power projects for a time period of up to 50 years. Projects that are more than 50% owned by foreign companies will be automatically transferred, without compensation, to His Majesty's Government of Nepal ("HMGN"), after the expiration of the license.

     Nepal's electric power industry is primarily regulated by the Ministry of Water Resources ("MOWR") in conjunction with the NEA. NEA was established in 1985 as a commercial entity with responsibilities for generation, transmission and distribution of electricity throughout Nepal. Decisions regarding the operation and management of the NEA were made, historically, without taking into account considerations such as efficiency and profitability. However, NEA's overall operating performance and financial position recently have improved following tariff increases and technical assistance from various multinational institutions, including the World Bank.

     Tariff rates are subject to regulation. In August 1994, a newly implemented Tariff Fixation Committee ("TFC"), which includes representatives from HMGN and consumers and which is responsible for setting electricity tariffs in accordance with certain financial covenants, became operational.

      The Ministry of Water Resources has the authority to issue licenses for plant construction, water rights and to provide financial guarantees. All hydroelectric projects with a capacity of greater than 1,000 kilowatts require a license. Within the Ministry, the Hydroelectricity Development Unit of the Electricity Development Center (the "EDC") promotes the private sector's participation in the industry, approves projects with a capacity of more than 1,000 kilowatts, and provides necessary assistance to the private sector in the startup and operation of projects. The EDC also may arrange for economic incentives to private participants, including tax concessions and assistance in importing goods, obtaining land and obtaining necessary government authorizations.

      Transmission System. The transmission system in Nepal consists of 33 kilovolt, 66 kilovolt and 132 kilovolt transmission lines. The 132 kilovolt, single-circuited 1,178-mile Integrated Nepal Electric Power System is Nepal's most extensive transmission mechanism and is connected to India. Nepal also has a 33 kilovolt, single-circuit system that measures 1,216 kilometers; a 66 kilovolt, single-circuit system of 179 km; a 66 kilovolt double-circuit system of 153 kilometers; and a 132 kilovolt, double-circuit system of 27 kilometers. Under the applicable project agreements, the NEA has the responsibility of building another 48 kilometer transmission line connecting the Nepal Facility to an NEA substation.

     Foreign Exchange. The Ministry of Finance has primary responsibility for the regulation of foreign exchange in Nepal. Nepal increased its foreign exchange reserves from approximately US$ 270 million in the early 1980s to approximately US$ 600 million in 1996. The Nepalese rupee exchange rate is pegged against the Indian rupee - a reflection of the high degree of integration between the two economies.

  Foreign Environmental Regulations

      General.   The  Company has ownership  interests  in  power
plants under construction in China and Nepal. Each of these countries and the localities therein have separate laws and regulations governing the siting, permitting, ownership and power sales from the Company's plants. These laws and regulations are often quite different than those in effect in the United States.

       Based on current trends, the Company expects that environmental and land use regulations affecting its plants under construction outside the U.S. will likely become more stringent over time. This appears to be due in part to a greater participation by local citizenry in the monitoring and enforcement of environmental laws, better enforcement of applicable environmental laws by the regulatory agencies, and the adoption of more sophisticated environmental requirements. If foreign environmental and land use regulations were to change in the future, the Company may be required to make significant capital or other expenditures in order to comply. There can be no assurance that the Company would be able to recover all or any increased costs from its customers or that its business, financial condition or results of operations would not be materially and adversely affected by future changes in foreign environmental and land use regulations.

     PRC Environmental Regulations. The Luannan Facility is subject to various PRC environmental laws and regulations which are administered by both Central Government of the PRC and local government environmental protection bureaus. Approval or review by the relevant environmental protection bureaus is required at each of the project proposal, feasibility study, design and commissioning stages of a project. Filing of an environmental impact statement or, in some cases, an environmental impact assessment outline is required before the planning commission for the same level of government can issue its approval. The filing must demonstrate that the project conforms to applicable environmental standards. Approvals and permits generally have been issued for projects utilizing modern pollution control technology. Pollution sources are also required to report their pollution discharges in terms of types and amounts of pollutants discharged into the water and air, and to secure discharge permits for their wastewater discharges, airborne emissions and solid waste shipments to ensure compliance with relevant emissions standards.

     The PRC's environmental laws and regulations establish standards for the discharge of emissions into the air and water. The rules set forth schedules of base-level discharge fees for various polluting substances and specify that, if such levels are exceeded, the polluting entity will be required to pay an excess discharge fee to the local government. The local environmental rules do not make it a violation to exceed these limits, but rather set forth a set of graduated scale of fees that are required for each incremental unit of excess discharge. Up to a certain level, as the discharge levels increase, the fee per unit also increases. Above a certain limit, local governments may issue orders to cease or reduce such discharge levels which, if not complied with, will after three years from the date of the order, result in an annual increase of 5% in the pollution fees assessed. Where pollution is causing environmental damage, the local governments also have the authority to issue orders requiring the polluting entities to cure the problem within a certain period of time.

     MOEP previously established technical standards for environmental monitoring and exercises certain disciplinary functions with regard to environmental compliance in connection with the construction and operation of power plants. Environmental protection equipment is required to be designed, installed and commissioned in tandem with the design, construction and commissioning of the generator or plant. Before commencing operations, each plant or generator must be tested and qualified with regard to emissions levels and abatement equipment.

     Nepal Environmental Regulations The Nepal Facility is subject to certain environmental laws and regulations which are administered by HMGN. For example, the Environmental Impact Assessment Guidelines for the Forestry Sector, 1995, applies to the Company's construction efforts in Nepal. Among other things, an independent environmental impact assessment was required pursuant thereto, as well as other ongoing compliance actions. In addition, the Nepal Facility is subject to the Water Resources Act, which establishes certain pollution tolerance limits for water resources as well as quality standards for various uses of water resources. As part of the financing of the Nepal Facility, the Company is required to comply with World Bank environmental standards.

  Regulation of the Electric Power Industry in the United States

     If the Company develops and operates any projects in the United States, such projects will be subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its electricity generation facilities. Federal laws and regulations govern transactions by electric and gas utility companies, other electricity generating facilities, the types of fuel that may be utilized by an electric generating facility, the type of energy that may be produced by such a facility and the ownership of the facility. State utility regulatory commissions must approve the rates and terms and conditions under which public utilities sell electric power at retail and, under certain circumstances, purchase electric power from independent producers. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power generation facilities. Energy producing projects located in the United States also are subject to federal, state and local laws and administrative regulations governing the emissions and other substances produced, discharged or disposed of by a facility and the geographical location, zoning, land use and operation of a facility. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with those permits and approvals.

Employees

      At December 31, 1997, the Company and its subsidiaries had no employees.

      Robert W. Carter is Chairman of the Board, Chief Executive Officer and also a director of the Company. Janice Carter is Executive Vice President, Secretary and Treasurer of the Company, and is married to Robert W. Carter. Otherwise, no family relationships exist among the directors and executive officers of the Company.

     All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until their successors are duly elected and qualified.

Item 2.   Properties.

      The information regarding the properties of the Company is set forth under Item 1. Business above and in the Notes to Consolidated Financial Statements included in Part II hereof. The Company's principal office, located at 4100 Spring Valley, Suite 1001, Dallas, Texas 75244, is leased by PEII, which lease expires May 2001.

Item 3.   Legal Proceedings.

      The Company is not a party to any legal proceedings, other than various matters which all constitute ordinary legal matters incidental to its business. However, affiliates of the Company are claimants or defendants in various legal proceedings which have arisen in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition or results of operations of the Company and its subsidiaries taken as a whole.

NNW, Inc. Proceeding

     On July 12, 1996, Panda Energy Corporation, a subsidiary of the Company ("PEC"), filed an action against NNW, Inc. ("NNW") captioned Panda Energy Corporation v. NNW, Inc. f/k/a Nova Northwest Inc. (No. 96-07151-C), in the District Court of Dallas County, Texas (68th Judicial District). PEC's petition sought a declaratory judgment that the NNW's cash flow participation rights in PEC's credit agreement with NNW remain at 0.433% after the restructuring of the Panda-Rosemary Partnership interest pursuant to the terms of such credit agreement with NNW. The parties settled this dispute in December 1997 pursuant to a settlement agreement and mutual release of claims, the terms of which are maintained as confidential pursuant to the provisions of such agreement. PEC does not believe that the terms of this settlement agreement and mutual release of claims will have a material adverse effect on the business, financial condition or results of operations of PEC and its subsidiaries, taken as a whole, or the Company and its subsidiaries, taken as a whole.

Heard Proceedings

     PEC is a party to a lawsuit captioned Panda Energy Corporation, Plaintiff v. Heard Energy Corporation, CLF Energia Y Electricidad, S.A., Robert A. Wolf, Armin Alexander Budzinsky, Edward R. Gwynn, Donald L. Kinney, Morgan Stanley & Co., Inc., Allstate Insurance Company, Allstate Life Insurance Company, Entergy Corporation, Entergy Enterprises, Inc., Entergy Power, Inc., Entergy Power Development Corporation, Anil Desai, Drs. IR. Poerwanto P., and PT Panca Serodja Pradhana, Defendants, (No. 94-0672-J), District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and alleges that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. PEC alleges that the other defendants knowingly participated, collaborated and/or conspired in the misappropriation. PEC alleges causes of action for misappropriation, conspiracy, fraud, breach of contract, breach of fiduciary duty and legal malpractice against one or more of the defendants and alleges damages in an unspecified amount.

     Defendant Morgan Stanley filed a counterclaim on September 14, 1995 against PEC, alleging that it had performed services for PEC pursuant to an engagement agreement relating to the Brandywine Project. PEC terminated the engagement agreement on May 4, 1993. Morgan Stanley alleges that the services it performed prior to such termination included assisting PEC in obtaining certain regulatory approvals, preparing a draft solicitation booklet and identifying potential project financing sources, including GE Capital. Morgan Stanley further alleges that PEC obtained financing from GE Capital after Morgan Stanley was terminated, and that Morgan Stanley is entitled to a "transaction fee," either pursuant to the engagement agreement or based on the value of the services it allegedly performed, in an amount of not less than $4.3 million, plus attorneys' fees and interest.

     Defendants Heard Energy Corporation, Wolf, Gwynn, Kinney and Budzinsky (the "Heard Defendants") also filed a counterclaim during November 1994 against PEC and a third-party claim against Robert Carter and Janice Carter, alleging that PEC, Robert Carter and Janice Carter negligently made misrepresentations of PEC's lack of a continued interest in developing international power projects. The Heard Defendants allege that they would not have engaged in allegedly competing international power project transactions but for these misrepresentations and that they incurred damages in the amount of approximately $5.0 million as a result of these misrepresentations, such damages allegedly consisting of expenses incurred by Heard Energy Corporation, certain portions of which allegedly are guaranteed by the individual Heard Defendants. In both the counterclaim and the third-party claim, the Heard Defendants further allege that PEC, Robert Carter and Janice Carter violated a confidentiality order relating to certain documents produced by the Heard Defendants during the discovery phase of this action by misappropriating confidential information in these documents for the purpose of gaining a competitive advantage over Heard Energy Corporation.
The Heard Defendants seek $5.0 million in damages as well as unspecified "exemplary" damages based on this alleged violation. PEC believes that the Heard Defendants' discovery order claim is not actionable as a claim for damages.

     On March 15, 1996, all of the defendants filed motions for summary judgment, and PEC filed motions for summary judgment with respect to Morgan Stanley's counterclaim and the Heard Defendants' counterclaim and third-party claim. By letter dated April 30, 1996, the court advised all counsel that it intended to grant the defendants' motions for summary judgment, indicating that PEC could not show legally sufficient evidence of damages to sustain its claims. This order was entered on June 19, 1996.

     PEC has appealed the court's ruling. In light of the court's ruling and pending the appeal, Morgan Stanley and the Heard Defendants have dismissed without prejudice their counterclaims and third-party claims, and PEC has agreed that any applicable statutes of limitations or other time-based defenses will be tolled during the pendency of the appeal.

     The Company has been informed by PEC that PEC does not believe that either the Morgan Stanley counterclaim or the Heard Defendants' counterclaims and third-party claims will be refiled unless and until the judgment dismissing PEC's claims against those parties is reversed and remanded to the trial court by the appellate court. In any event, PEC does not believe that these counterclaims or third-party claims, if reasserted, have any merit, nor does PEC believe that these claims, if eventually decided adversely to PEC, would have a material adverse effect on the business, financial condition or results of operations of PEC and its subsidiaries, taken as a whole, or the Company and its subsidiaries, taken as a whole.

Brandywine Proceeding

     On June 26, 1996, certain plaintiffs commenced a proceeding against the Panda-Brandywine Partnership and one of its contractors (as well as other subcontractors) captioned Jeannine McConnell, McConnell Pool Service, Inc. and McConnell Fuel Oil, Inc. v. Panda-Brandywine, L.P. and Flippo Construction (Case No. CV 96-1344) in the Circuit Court for Charles County, Maryland. In this proceeding, plaintiffs allege that in connection with the construction of an effluent water pipeline, a contractor for the Panda-Brandywine Partnership, Flippo Construction ("Flippo") (and its subcontractors) and the Panda-Brandywine Partnership left their easement and inadvertently trespassed on to plaintiffs' property. While on plaintiffs' property, Flippo (and its subcontractors) and the Panda-Brandywine Partnership allegedly dug a deep and wide hole which extended onto the plaintiff's property to locate a buried pipe. Plaintiffs allege that this trespass damaged the property, decreased its fair market value and resulted in loss of use thereof. Plaintiffs claim damages in numerous counts that aggregate to $3.25 million in actual damages against each defendant plus punitive damages aggregating $3.0 million against all defendants.

     The Panda-Brandywine Partnership intends to vigorously contest this proceeding. The Company does not believe that the outcome of this proceeding will have any material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole, or the Panda-Brandywine Partnership. In the opinion of the Panda-Brandywine Partnership and the Company, the contract between the Panda-Brandywine Partnership and Flippo requires Flippo to hold the Panda-Brandywine Partnership harmless for any activities relating to the plaintiffs' property.

Florida Power Proceedings

     In January 1995, Florida Power Corporation, a Florida corporation ("Florida Power"), commenced a proceeding before the Florida Public Service Commission ("Florida PSC") against the Kathleen Partnership, an affiliate of the Company, captioned In re: Petition for Declaratory Statement Regarding Eligibility for Standard Offer Contract and Payment Thereunder by Florida Power Corporation, Case No. 950110-EI. Florida Power's petition sought a declaratory statement that a power purchase agreement between Panda-Kathleen, L.P., an affiliate of the Company (the "Kathleen Partnership") and Florida Power, is not available to the Kathleen Partnership because the Kathleen Partnership's proposed cogeneration facility allegedly is not in compliance with the Florida PSC's rules (because it may be capable of exceeding 75 MW in electric generating capacity). Additionally, if the contract is "available" to the Kathleen Partnership, Florida Power sought a declaratory statement that it is only obligated to pay capacity payments under the power purchase agreement relating to the
Kathleen Facility for a term of 20 years rather than for the entire 30-year term of the power purchase agreement. The Kathleen Partnership filed a cross-petition seeking a declaratory statement that the milestone dates in the power purchase agreement must be extended due to Florida Power's improper actions and as a result of the delays in developing the Kathleen Facility caused by Florida Power's petition and the ensuing proceeding before the Florida PSC. The Kathleen Partnership filed a motion to dismiss the proceeding based on lack of jurisdiction, but that motion was denied by the Florida PSC. In February of 1996, the Florida PSC held a one-day hearing.

     On May 20, 1996, the Florida PSC issued a decision granting Florida Power's petition, and holding that the power purchase agreement is not available to the Kathleen Facility as proposed because it has an electric generating capacity in excess of 75 MW and that Florida Power is only obligated to make capacity payments under the power purchase agreement for 20 years. The Florida PSC's decision also granted the Kathleen Partnership's cross-petition insofar as it grants the Kathleen Partnership an 18-month extension to meet the construction commencement milestone date and an 18-month extension to meet the commercial operation milestone date. The Kathleen Partnership has appealed the Florida PSC's order to the Florida Supreme Court and the Florida Supreme Court upheld the decision. The Kathleen Partnership filed a Writ of Certiorari with the Supreme Court of the United States regarding this matter in February, 1998.

     There are two actions related to this matter pending before the Florida Supreme Court and the United States District Court for the Middle District of Florida. The Company does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

National Development and Research Corporation Proceeding

      On October 14, 1997, Panda Global Energy Company, an affiliate of the Company (", commenced a proceeding in the District Court of Dallas County, 101st Judicial District captioned Panda Global Energy Company v. National Development and Research Corporation and Robert E. Tang, Case No. 97-9315-E. PGE's petition sought a declaratory judgment for the termination of various agreements between PGE and National Development and Research Corporation ("NDR") regarding the development of power projects in the PRC. On December 9, 1997 NDR filed a counter-claim against PGE and Robert W. Carter asserting that, among other things, such agreements are still in effect and that NDR is entitled to certain payments thereunder. This proceeding currently is in the discovery stage. The Company does not believe that an adverse result in this proceeding would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole, or PGE and its subsidiaries, taken as a whole.

Item 4.   Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1997.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
Security Holder Matters.

     There is no established market for the Company's Common Stock, $1.00 par value, all of which is owned by Holdings. The Company has not paid cash dividends on shares of its capital stock since its inception. The indenture governing the Company's 12 1/2% Registered Senior Secured Notes due 2004 imposes certain restrictions on the Company's ability to declare or pay cash dividends to Holdings and make certain distributions on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.   Selected Financial Data.

                     SELECTED FINANCIAL DATA
                  (in thousands, except ratios)

       The following table sets forth selected consolidated financial data of the Company as of December 31, 1994, 1995, 1996 and 1997, and for the period from inception (July 20, 1994) through December 31, 1994, and the years ended December 31, 1995, 1996 and 1997. The information presented below has been derived from financial statements. Because the Company has been and continues to be in the development stage since formation, it has no operating revenues. Because the Issuer had no fixed charges prior to 1997, presentation of the ratio of earnings to fixed charges for earlier periods is not applicable. In 1997, earnings were insufficient to cover fixed charges by $12,822. The data should be read in conjunction with the Company's financial statements, including the notes thereto. Dollar amounts are presented in thousands.

                            Period From
                             Inception
                               through         Year Ended December 31,
                             December 31,
                               1994       1995        1996      1997
 Statement of
 Operations Data
 Interest Income..           $  -      $   -      $    -    $  5,521

 General and
 administrative
 expenses.                    203        444       1,654       3,497
 Interest and letter
 of credit fees.                -          -           -      12,072
 Amortization of debt
 issuance costs                 -          -           -         717
                            -----      -----     -------    --------
   Total expenses             203        444       1,654      16,286
                            -----      -----     -------    --------
 Net loss before                        (444)     (1,654)    (10,765)
 minority interest           (203)
 Minority interest
                            -----      -----     -------    --------
   Net loss......           $(203)     $(444)    $(1,654)   $(10,765)
                            =====      =====     =======    ========

                                            December 31,
                             1994       1995           1996      1997
 Balance Sheet Data
 Cash and other
 current assets              $101     $    6      $   506    $ 75,013
 Power plant and
 equipment (net)              428      1,059        3,292      36,131
 Reserves and escrow
 deposits, and other
 assets                         -          -            -      47,481
                            -----     ------      -------    --------
  Total assets               $529     $1,065      $ 3,798    $158,625
                            =====     ======      =======    ========

 Current liabilities         $ --     $   --       $   --    $  9,778
 Long-term debt                --         --           --     145,654
 Minority interest             --         --            -       5,741
 Shareholder's equity
 (deficit)                    529      1,065        3,798     (2,547)
                            -----     ------      -------    --------
Total liabilities and
 shareholder's equity
 (deficit)                   $529     $1,065      $ 3,798    $158,625
                            =====     ======      =======    ========

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and
Results of Operations

      The Company is a development stage enterprise having no operating revenues. Prior to April 1997, when financing for the Luannan Project was completed by the issuance of $145.0 million discounted principal amount of Senior Secured Notes, the Company's results of operations included no revenues and included only general and administrative expenses allocated from its ultimate parent (Panda Energy International, Inc.) for certain accounting, legal, insurance and consulting services. Such expenses increased from 1995 to 1996, and from 1996 to 1997, primarily due to the increased administrative assistance required to support the Luannan Project and the Nepal Project as their development (and construction, with respect to the Luannan Project) continues. After the issuance of the Senior Secured Notes in April 1997, the Company has also incurred interest expense and amortization of debt issuance costs and has earned interest income on the construction and debt service reserve funds that are maintained under the debt agreement.

      The Company has historically depended on advances from its parent to fund its development costs and its general and administrative expenses. With the successful completion of financing for the Luannan Project (which occurred in April 1997) and for the Nepal Project (which occurred in December 1997), management anticipates that advances from the parent will no longer be required to fund development and construction activities for those projects.

Impact of Inflation

      Inflationary increases in the Company's costs, primarily project development costs, energy costs, and capital costs, may be offset by increases in revenue as provided in the various purchase agreements, although competition may limit the Company's ability to fully recover all such increases. The Company attempts, where possible, to obtain provisions in its power purchase agreements whereby certain revenue components, such as energy payments, may be adjusted with inflationary increases. The Company currently believes that inflation will not have a material adverse effect on the Company's financial position, results of operations or cash flows in the foreseeable future.

Year 2000 Matters

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In 1998, the Company initiated a review of existing accounting software to determine the impact of the Year 2000 Issue. Although such review is still in process, management estimates that the Year 2000 Issue will not pose significant operational problems for its computer systems. All costs associated with this conversion, which are not anticipated to be material, are being expensed as incurred.

Item 8.   Financial Statements and Supplementary Data

      The Financial Statements and Supplementary Data filed herewith begin on page F-1 hereof.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The number of members of the Board of Directors of Company has been set at two, but the number may be increased or decreased by the Board of Directors or the stockholders. Directors of the Company are elected annually and each elected director holds office until a successor is elected. Robert W. Carter and Brian
G. Trueblood are the current directors of and the Company. All executive officers of the Company are elected annually by the Board of Directors of the company to serve in such capacities until their respective successors are duly elected and qualified.

     The Articles of Association of the Company provide that the Company shall always have an individual serving as an "Independent Director" who shall have the right to vote or consent only on, and whose affirmative vote or consent shall be required with respect to, any decision by the Company or the Board of Directors of the Company to (i) make an assignment for the benefit of creditors, apply for the appointment of a custodian, receiver or trustee for it or its property, or admit in writing to its inability to pay its debts generally as they become due; (ii) engage in any business activity other than as set forth in the Memorandum of Association of the Company; (iii) present an application for the winding up of any subsidiary of the Company, or (iv) authorize the Company to vote, in the Company's capacity as shareholder in any subsidiary which has a similar independent director, to amend such subsidiary's Articles of Incorporation to broaden the business purpose of such subsidiary or to take any action similar to that described in
(i), (ii) or (iii) above regarding such subsidiary. The Articles of Association of the Company provide that the Independent Director shall be a person who is not and has not been, for the five years preceding his election, (i) a direct or indirect legal or beneficial owner of the Company or its affiliates (or a member of the immediate family of such owner), (ii) a creditor, supplier, officer, director, promoter, underwriter, manager or contractor of the Company or any of its affiliates (or a member of the immediate family of any such officer or director) or (iii) a person (or a member of the immediate family of a person)
employed by the Company or any of its affiliates or by any creditor, supplier, employee, stockholder, officer, director, promoter, underwriter, manager or contractor thereof. The Independent Director may, however, serve in such capacity for other affiliates of the Company. In March 1998, Brian G. Trueblood was elected as the Independent Director of the Company.

     The following table sets forth the names and ages of the directors and the executive officers of the Company and their positions with the Company. Since the formation of the Company, each executive officer of the Company has held the same office(s) with the Company that he or she has held with each other corporation that is currently affiliated with the Company.

          Name          Age    Position with the Issuer and the
                                           Company

  Robert W. Carter       59   Director,  Chairman of  the  Board
                              and Chief Executive Officer
  Darol S. Lindloff      59   President
  Janice Carter          55   Executive Vice President,
                              Secretary and Treasurer
  William C. Nordlund    43   Executive Vice President, Finance
  Ralph T. Killian       51   Executive Vice President and
                              Operations Manager
  Steven W. Crain        47   Senior Vice President, Business
                              Development
  Ted C. Hollon          47   Senior Vice President, Project
                              Development
  L. Stephen Rizzieri    42   Senior  Vice President and General
                              Counsel
  Brian G. Trueblood     36   Independent Director


     Robert W. Carter has been the Chairman of the Board and Chief Executive Officer of PEII since January 1995. Mr. Carter has held similar chief executive positions with PEC, also an affiliate of the Company, and its subsidiaries since he founded PEC in 1982. Mr. Carter also is President of Robert Carter Oil & Gas, Inc. (an oil and gas exploration company), which he founded in 1980. From 1978 to 1980, Mr. Carter was Vice President of oil and gas lease sales for Reserve Energy Corporation (an oil and gas exploration company). From 1974 to 1978, he served as a marketing consultant to Forward Products, Inc. (a petrochemical company). Mr. Carter was Executive Vice President of Blasco Industries (a chemical and textile manufacturer) from 1970 to 1974. He served as a sales representative and sales manager for Olin Mathieson Chemical Corporation (a petrochemical, pulp and paper company) from 1965 to 1970. From 1960 to 1965, he was a sales representative for Inland, Mead Paper Company in Atlanta. Mr. Carter attended the University of Georgia. Mr. Carter is married to Janice Carter.

     Darol S. Lindloff was appointed President of PEII in February 1997. Prior thereto, he served as Senior Vice President, project Development of PEII from January 1996. He served as Vice President of PEI from January 1993 to January 1996 in the capacities of Business Development, Technical Director and project Development. Mr. Lindloff served as Marketing Manager for PEC from October 1989 until January 1993. From December 1987 to October 1989, Mr. Lindloff established a regional office in Dallas for Southwest Research Institute (a research and development company) and served as Regional Director. From
January 1986 to December 1987, Mr. Lindloff worked on the development of cogeneration facilities for Hawker Siddeley Power Engineering, Inc. (a British engineering company). During 1984 and 1985, he worked in the development of cogeneration facilities for Central & Southwest Corporation's subsidiary, C&SW Energy, Inc. (an energy company). Mr. Lindloff graduated from Southwestern University with a Bachelor of Science degree in organic chemistry.

     Janice Carter has been the Executive Vice President, Secretary, Treasurer and a Director PEII since January 1995 and has served in such capacities with PEC since its inception in
1982. From 1975 to 1980, Mrs. Carter was office manager of Reserve Energy Corporation. From 1969 to 1972, Mrs. Carter worked for University Computing, and from 1962 to 1968 she directed administration for the engineering department of Otis Engineering, a division of Halliburton International. Mrs. Carter also serves as Vice President and Secretary/Treasurer of Robert Carter Oil & Gas, Inc. Mrs. Carter attended Texas Tech University. Mrs. Carter is married to Robert W. Carter.

     William C. Nordlund has served as Executive Vice President, Finance of PEII since February 1997. Prior thereto, he served as Senior Vice President and General Counsel of PEII since August 1996, as Vice President and General Counsel of PEII since January 1995 and of PEC since January 1994. Mr. Nordlund was General Counsel of PEC from April 1993 to January 1994. He was Senior Vice President and General Counsel from August 1992 to April 1993 and Vice President and General Counsel from September 1991 to August 1992 for The Oxford Energy Company, a developer of independent power facilities. From July 1990 to September 1991, Mr. Nordlund was an attorney with Constellation Holdings, Inc., an affiliate of Baltimore Gas & Electric Company which developed independent power facilities. Prior to July 1990, he was a partner in the law firm of Winston & Strawn in Chicago. Mr. Nordlund earned a Bachelor of Arts degree from Vanderbilt University, a Juris Doctor degree from Duke University and a Master of Management degree from the J.L. Kellogg Graduate School of Business at Northwestern University.

     Ralph T. Killian served as Senior Vice President of PEII since May 1994, and has been Executive Vice President and Operations Manager since March 1998. Mr. Killian has overall responsibility for asset management which includes operations & maintenance, fuel, procurement and management, and power marketing for facilities. Mr. Killian also leads a group responsible for development of PEII's merchant plants in the United States. Between November 1989 and April 1994, Mr. Killian served as Vice President of Natural Resources for PEC. From 1988 to 1989, he was Senior Vice President of Texas Eastern Corporation (an energy company). From 1969 to 1988, he held various natural gas marketing and engineering management positions with Amoco Corporation (an energy company) including Regional Natural Gas Marketing Manager for Amoco Production
Company's  Denver  region.   Mr.  Killian  graduated   from   the
University of

     Steven W. Crain has served as Senior Vice President, Business Development of PEII since February 1997. Mr. Crain joined Panda in 1996, originally serving as Director of Business Development for the Asian sub-continent. Prior to joining Panda, Mr. Crain served for over 18 years in various capacities for Eagleton Engineering Company, an engineering and construction management firm specializing in oil and gas processing and transportation. Mr. Crain served as a Vice President for Business Development and member of the Board of Directors from 1987 and 1995. He also served as the resident Managing Director of the Eagleton Saudi Arabia office for six years. From 1974 to 1977, Mr. Crain served as a Design Engineer for Stearns-Roger (now Raytheon) where he was involved in the design of coal-burning power plants. Mr. Crain earned a Bachelor of Science Degree in Electrical Engineering from Rice University, and is a registered professional engineer.

     Ted C. Hollon has served as Senior Vice President, Project Development of PEII since August 1997. Prior to his current position, he served as Vice President of Construction for PEII since March 1995. Mr. Hollon served as project manager for the Company's 230 megawatt Panda-Brandywine Facility from March 1993 until March 1995. Mr. Hollon previously held various positions with several prominent international engineering and construction companies such as Brown & Root International and CSR Serrine. Mr. Hollon has over 25 years of international construction experience. He earned a Bachelor of Science degree from Texas A&M University.

     L. Stephen Rizzieri has served as Vice President and General Counsel of PEII since February 1997 and has been Senior Vice President and General Counsel since March 1998. Prior thereto, he served as Deputy General Counsel since April 1996. From 1993 until he joined PEII, he was Assistant General Counsel of ENSERCH Development Corporation, the independent power development affiliate of ENSERCH Corporation. From 1985 to 1993, Mr. Rizzieri served in various capacities with Sunshine Mining Company and its affiliated companies, most recently as Assistant General Counsel and Secretary. From 1981 to 1985, he served in various capacities with Woods Petroleum Corporation (which was purchased by Sunshine Mining Company in 1985) and its affiliates, most recently as President of Woods Securities Corporation. In 1980, Mr. Rizzieri served as Deputy General Counsel - Enforcement Division, Oklahoma Securities Commission. Mr. Rizzieri earned a Bachelor of Arts degree from the State University of New York at Geneseo and a Juris Doctor degree from the University of Oklahoma.

     Brian G. Trueblood became the Independent Director of the Company in March 1997. He has served since February 1997, and also from September 1989 through August 1994, as a senior partner in the Dallas office of Lucas Associates (an Atlanta-based executive search firm). From August 1994 to February 1997, Mr. Trueblood served as Vice President of TNS Partners, Inc. (a Dallas-based retained executive search firm). Mr. Trueblood received a Bachelor of Science degree in general engineering from the United States Military Academy. Mr. Trueblood also serves as the Independent Director of various other subsidiaries of PEII.

Item 11.  Executive Compensation and Benefits

     No cash, stock options or other non-cash compensation has been paid or is proposed to be paid in the current calendar year, or in the last completed fiscal year, to any of the officers and directors listed under "Management" for their services to the Company. Mr. Trueblood is currently paid $1,000 annually by the Company for serving as an Independent Director thereof.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

     Panda Global Holdings, Inc. owned beneficially, at March 25, 1998, one hundred percent (100%) of the issued and outstanding shares of the Company's common stock, $1.00 par value, which is the only security entitled to vote for the election of the Company's directors. No director or officer of the Company owns any shares of any class of the Company's equity securities.

Item 13.  Certain Relationships and Related Transactions

      Since the date of incorporation of the Company, there have been no transactions, and there currently are not any proposed transactions, or series of similar transactions, to which the Company (or any of it's subsidiaries) was or is to be party, in which the amount involved exceeds $60,000 and in which a director or executive officer of the Company, has a material interest. Additionally, there are no business relationships that currently exist or have existed since the date of incorporation of the Company, involving the Company, on the one hand, and any director of the Company (or an affiliate thereof), on the other hand. No director or executive officer of the Company has been indebted to the Company, since the date of incorporation of the Company.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

     1.   Consolidated Financial Statements.

      See  Index to Financial Statements and Financial  Statement
Schedules on page F-1 hereof.

     2.   Consolidated Financial Statement Schedules.

      See  Index to Financial Statements and Financial  Statement
Schedules on page F-1 hereof.

      Schedules other than those listed on the accompanying Index to Financial Statements and Financial Statement Schedules are
omitted for the reason that they are either not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3.   Exhibits.

Exhibit
Number    Exhibit Description

3.01      Memorandum of Association of Panda Global Energy
          Company. (1)

3.02      Articles of Association of Panda Global Energy Company.
          (1)

4.01      Trust Indenture, dated April 22, 1997, between Panda
          Global Energy Company and Bankers Trust Company as
          Trustee. (1)

4.02      First Supplemental Indenture between Panda Global
          Energy Company and Bankers Trust Company, as Trustee, dated April 22, 1997. (1)

4.03      Registration Rights Agreement among Panda Global Energy
          Company,  Panda  Global Holdings, Inc.  and  Donaldson,
          Lufkin  & Jenrette Securities Corporation, dated  April
          22, 1997.  (1)

4.04      Form  of 12-1/2% Senior Secured Notes due 2004 of Panda
          Global Energy Company. (1)

4.05      Form of 12-1/2% Registered Senior Secured Note due 2004
          of Panda Global Energy Company. (1)

4.06      Trust  Indenture, dated April 22, 1997,  between  Panda
          Global  Holdings,  Inc. and Bankers Trust  Company,  as
          Trustee. (1)

4.07 First Supplemental Indenture, dated April 22, 1997, between Panda Global Holdings, Inc. and Bankers Trust
          Company, as Trustee. (1)

10.01 Joint Venture Contract for Tangshan Panda Heat and Power Co., Ltd., dated September 4, 1994, between Luannan County Heat & Power Plant and Pan-Western Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (1)

10.02 Joint Venture Contract for Tangshan Pan-Western Heat and Power Co., Ltd., dated September 3, 1994, between Tangshan Luanhua Co. (Group) and Pan-Western Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (1)

10.03 Joint Venture Contract for Tangshan Cayman Heat and Power Co., Ltd., dated May 11, 1996, between Luannan County Heat & Power Plant and Pan-Western Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (1)

10.04 Joint Venture Contract for Tangshan Pan-Sino Heat Co., Ltd., dated May 28, 1996, between Luannan County Heat Company and Pan-Western Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (1)

10.05     Coal  Supply Agreement between Tangshan Panda Heat  and
          Power Co., Ltd. and Kailuan Coal Mining Administration, dated February 3, 1996. (1)

10.06     General  Interconnection Agreement between North  China
          Power Group Company, Tangshan Panda Heat and Power Co.,
          Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd., dated September 22, 1995. (1)

10.07     Electric  Energy  Purchase and Sales Agreement  between
          North China Power Group Company, Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan-Western Heat and
          Power Co., Ltd., dated September 22, 1995. (1)

10.08 Supplemental Agreement for General Interconnection and Electric Energy Purchase and Sales Agreement Between North China Power Group Company, Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd. dated February 10, 1996. (1)

10.09     Construction Agreement between North China Power  Group
          Company,  Tangshan Panda Heat and Power Co.,  Ltd.  and
          Tangshan  Pan-Western Heat and Power Co.,  Ltd.,  dated
          February 10, 1996. (1)

10.10     Loan Agreement between North China Power Group Company,
          Tangshan  Panda Heat and Power Co., Ltd.  and  Tangshan
          Pan-Western  Heat and Power Co., Ltd.,  dated  February
          10, 1996, as amended June 18, 1996. (1)

10.11 Agency Contract for Entrusted Loan between China Information Trust and Investment Corporation, Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan-Western Heat and Power Co. Ltd., dated June 18, 1996, as amended July 17, 1996. (1) (3)

10.12     Transfer  of Loan Agreement among Tangshan  Panda  Heat
          and  Power  Co.,  Ltd., Tangshan Pan-Western  Heat  and
          Power  Co., Ltd. and Tangshan Pan-Sino Heat  Co.,  Ltd.
          (1)

10.13 Engineering, Procurement and Construction Contract among Tangshan Panda Heat and Power Co., Ltd., Tangshan Pan-Western Heat and Power Co., Ltd. and Harbin Power Engineering Company Limited, dated April 24, 1996, as amended July 4, 1996, September 14, 1996 and December 17, 1996, respectively. (1) (3)

10.14 Engineering and Design Contract among Hebei Electric Power Survey and Design Institute, Tangshan Panda Heat and Power Company, Ltd. and Tangshan Pan-Western Heat and Power Company, Ltd., dated December 21, 1995, as amended June 21, 1996. (1)

10.15 Guaranty by China Harbin Power Equipment Group Company, dated July 16, 1996. (1)

10.16     Performance  Guarantee  by The  Export-Import  Bank  of
          China, dated January 3, 1997. (1)

10.17 Amended and Restated Operation and Maintenance Agreement between Tangshan Heat and Power Co., Ltd., Tangshan Pan-Western Heat and Power Co., Ltd., Tangshan Cayman Heat and Power Co., Ltd., Tangshan Pan-Sino Heat Co., Ltd. and Duke/Fluor Daniel International Services, dated March 6, 1997. (1) (3)

10.18     Construction  Agreement  of  Heat  and  Steam   Network
          between  Tangshan Pan-Sino Heat Co., Ltd. and  Tangshan
          Heat and Engineering Company, dated June 20, 1996. (1)

10.19     Amended and Restated Shareholder Loan Agreement between
          Pan-Western Energy Corporation, LLC and Tangshan  Panda
          Heat and Power Co., Ltd., April 1, 1997 (1) (3)

10.20     Amended and Restated Shareholder Loan Agreement between
          Pan-Western  Energy Corporation, LLC and Tangshan  Pan-
          Western Heat and Power Co., Ltd., April 1, 1997 (1) (3)

10.21     Amended and Restated Shareholder Loan Agreement between
          Pan-Western Energy Corporation, LLC and Tangshan Cayman
          Heat and Power Co., Ltd., April 1, 1997 (1) (3)

10.22     Amended and Restated Shareholder Loan Agreement between
          Pan-Western  Energy Corporation, LLC and Tangshan  Pan-
          Sino Heat and Power Co., Ltd., April 1, 1997 (1) (3)

10.23     Water,  Heat,  Steam  and Hot Water  Supply  and  Usage
          Agreement  between  Tangshan  Cayman  Heat  and   Power
          Company,  Ltd.,  and  Tangshan  Panda  Heat  and  Power
          Company, Ltd., dated October 3, 1996. (1) (3)

10.24     Water,  Heat,  Steam  and Hot Water  Supply  and  Usage
          Agreement  between  Tangshan  Cayman  Heat  and   Power
          Company,  Ltd. and Tangshan Pan-Western Heat and  Power
          Company, Ltd., dated October 3, 1996. (1) (3)

10.25 Steam for Process and Heating Water Sales Agreement between Tangshan Cayman Heat and Power Company, Ltd., and Tangshan Pan-Sino Heat Company, Ltd., dated October
          16, 1996. (1)

10.26     Articles  of  Association of Tangshan  Panda  Heat  and
          Power  Co.,  Ltd. between Luannan County Heat  &  Power
          Plant and Pan-Western Energy Corp., LLC dated September
          4, 1994. (1)

10.27     Articles  of Association for Tangshan Pan-Western  Heat
          and  Power  Co.,  Ltd.,  between Tangshan  Luanhua  Co.
          (Group)   and  Pan-Western  Energy  Corp.,  LLC,  dated
          September 3, 1994. (1)

10.28     Articles  of Association for Tangshan Cayman  Heat  and
          Power  Co., Ltd., between Luannan County Heat  &  Power
          Plant and Pan-Western Energy Corp., LLC, dated May  11,
          1996. (1)

10.29     Articles of Association for Tangshan Pan-Sino Heat Co.,
          Ltd.,  between  Luannan County Heat  Company  and  Pan-
          Western Energy Corp., LLC, dated May 28, 1996. (1)

10.30 Application Regarding Power Price among Tangshan Panda Heat and Power Co., Ltd., Tangshan Pan-Western Heat and Power Co., Ltd., and Tangshan Municipal Price Bureau dated October 17, 1995, as amended October 18, 1995 and May 8, 1996, respectively. (1) (3)

10.31     Administrative Services Agreement between Panda  Energy
          International, Inc. and Panda Global Holdings, Inc., dated April 22, 1997. (1)

10.32     Development  Services  Agreement between  Panda  Energy
          International, Inc. and Panda Global Holdings, Inc., dated April 22, 1997. (1)

10.33     Form  of  Purchase Agreement among Donaldson, Lufkin  &
          Jenrette  Securities Corporation, Panda  Global  Energy
          Company,  Panda Global Holdings, Inc. and Panda  Energy
          International, Inc., dated April 11, 1997. (1)

10.34     Form  of  Issuer  Loan Agreement between  Panda  Global
          Energy Company and Pan-Western Energy Corporation, LLC, dated April 22, 1997. (1)

10.35     Form  of Issuer Note of Pan-Western Energy Corporation,
          LLC, dated April 22, 1997. (1)

10.36 Registered Capital Contribution and Agency Agreement among Tangshan Panda Heat and Power Company, Ltd.,
          Tangshan Pan-Western Heat and Power Company, Ltd., Tangshan Cayman Heat and Power Company, Ltd., Tangshan Pan-Sino Heat Company, Ltd., Luannan County Heat and Power Plant, Tangshan Luanhua (Group) Co., Luannan County Heat Company and Pan-Western Energy Corporation, LLC, dated March 26, 1997. (1)

10.37     Form  of  Account  Agreement among  Panda  Interfunding
          Corporation, Panda Energy Corporation and Panda  Global
          Holdings, Inc., dated April 22, 1997. (1)

10.38     Form  of  Pledge Agreement between Panda Global  Energy
          Company  and  Bankers Trust Company, as Trustee,  dated
          April 22, 1997. (1)

10.39     Form   of  Pledge  Agreement  between  Pan-Sino  Energy
          Development Company, LLC and Bankers Trust Company,  as
          Trustee, dated April 22, 1997. (1)

10.40     Form  of  Pledge  Agreement between Pan-Western  Energy
          Corporation, LLC and Bankers Trust Company, as Trustee, dated April 22, 1997. (1)

10.41     Form of Pledge Agreement between Panda Global Holdings,
          Inc. and Bankers Trust Company, as Trustee, dated April
          22, 1997. (1)

10.42     Form  of Cash Collateral Agreement between Panda Global
          Energy Company and Bankers Trust Company, as Trustee, dated April 22, 1997. (1)

10.43     Form  of  Cash Collateral Agreement between Pan-Western
          Energy  Corporation, LLC and Bankers Trust Company,  as
          Trustee, dated April 22, 1997. (1)

10.44     Form  of  Cash  Collateral Agreement  between  Pan-Sino
          Energy  Development  Company,  LLC  and  Bankers  Trust
          Company, as Trustee, dated April 22, 1997. (1)

10.45     Form   of   Pledge  Agreement  between   Panda   Energy
          International,  Inc.  and  Bankers  Trust  Company,  as
          Trustee, dated April 22, 1997. (1)

10.46     Form  of Cash Collateral Agreement between Panda Global
          Holdings, Inc. and Bankers Trust Company, as Trustee, dated April 22, 1997. (1)

10.47     Form  of Cash Collateral Agreement between Panda Energy
          Corporation and Bankers Trust Company, as Trustee, dated April 22, 1997. (1)

10.48     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation,  LLC, Tangshan Panda Heat and  Power  Co.,
          Ltd. and Tangshan Cayman Heat and Power Co., Ltd., dated September 24, 1996. (1)

10.49     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation,  LLC, Tangshan Panda Heat and  Power  Co.,
          Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd., dated September 24, 1996. (1)

10.50     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation,  LLC, Tangshan Panda Heat and  Power  Co.,
          Ltd.  and  Tangshan  Pan-Sino  Heat  Co.,  Ltd.,  dated
          September 24, 1996. (1)

10.51     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Pan-Western Heat  and  Power
          Co.,  Ltd. and Tangshan Pan-Sino Heat Co., Ltd.,  dated
          September 24, 1996. (1)

10.52     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Pan-Western Heat  and  Power
          Co., Ltd. and Tangshan Panda Heat and Power Co., Ltd., dated September 24, 1996. (1)

10.53     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Pan-Western Heat  and  Power
          Co., Ltd. and Tangshan Cayman Heat and Power Co., Ltd., dated September 24, 1996. (1)

10.54     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Cayman Heat and  Power  Co.,
          Ltd. and Tangshan Panda Heat and Power Co., Ltd., dated
          September 24, 1996. (1)

10.55     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Cayman Heat and  Power  Co.,
          Ltd.   and  Tangshan  Pan-Sino  Heat  Co.  Ltd.,  dated
          September 24, 1996. (1)

10.56     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Cayman Heat and  Power  Co.,
          Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd., dated September 24, 1996. (1)

10.57     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Pan-Sino Heat Co., Ltd.  and
          Tangshan  Cayman  Heat  and  Power  Co.,  Ltd.,   dated
          September 24, 1996. (1)

10.58     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Pan-Sino Heat Co., Ltd.  and
          Tangshan  Pan-Western Heat and Power Co.,  Ltd.,  dated
          September 24, 1996. (1)

10.59     Form    of   Guarantee   between   Pan-Western   Energy
          Corporation, LLC, Tangshan Pan-Sino Heat Co., Ltd.  and
          Tangshan   Panda  Heat  and  Power  Co.,  Ltd.,   dated
          September 24, 1996. (1)

10.60     Operation and Maintenance Agreement between Bhote Koshi
          Power  Company  Private Limited and  Harza  Engineering
          Company International L.P. dated April 24, 1997. (1)

10.61 Amended and Restated Contract for the Engineering, Procurement and Construction of the Upper Bhote Koshi Hydroelectric project between China Gezhouba Construction Group Corporation and Bhote Koshi Power Company Private Limited dated December 19, 1996 ("EPC Contract"). (1)

10.61.01  Change Order No. 001 to EPC Contract, dated February 1,
          1997. (4)

10.61.02  Change  Order No. 002 to EPC Contract, dated April  26,
          1997.  (4)

10.61.03  Change  Order No. 003 to EPC Contract, dated  September
          4, 1997. (4)

10.61.04  Change  Order No. 004 to EPC Contract, dated  September
          5, 1997. (4)

10.61.05  Change  Order  No. 005 to EPC Contract, dated  November
          12, 1997.  (4)

10.62     Project  Agreement between His Majesty's Government  of
          Nepal and Bhote Koshi Power Company Private Limited dated July 21, 1996. (1)

10.63     Power   Purchase   Agreement  between   His   Majesty's
          Government  of  Nepal  and Bhote  Koshi  Power  Company
          Private Limited dated July 21, 1996. (1)

10.64     Services  Agreement between Panda of  Nepal  and  Harza
          Engineering Company International L.P. (for services provided outside of Nepal) dated July 11, 1997. (1)

10.65     Services  Agreement between Panda of  Nepal  and  Harza
          Engineering Company International L.P. (for services provided in Nepal) dated July 11, 1997. (1)

10.66 Investment Agreement, General Conditions between Bhote Koshi Power Company Private Limited, International Finance Corporation and DEG-Deutsche Investitions-und Entwicklungsgesellschaft mbH dated December 18, 1997.
          (4)

10.67     Investment Agreement, Special Conditions between  Bhote
          Koshi  Power  Company Private Limited and  DEG-Deutsche
          Investitions-und  Entwicklungsgesellschaft  mbH   dated
          December 18, 1997. (4)

10.68     Investment Agreement, Special Conditions between  Bhote
          Koshi  Power  Company Private Limited and International
          Finance Corporation dated December 18, 1997.  (4)

10.69     Investment  Agreement, Definitions (Schedule  A)  dated
          December 18, 1997.  (4)

10.70 Participation Agreement in respect of B Loan to Bhote Koshi Power Company Private Limited between Dresdner Bank AG, New York and Grand Cayman Branches and
          International  Finance Corporation dated  December  18,
          1997.  (4)

10.71     Participation Agreement in respect of B Loan  to  Bhote
          Koshi  Power Company Private Limited between Bayerische
          Vereinsbank  AG  and International Finance  Corporation
          dated December 18, 1997.  (4)

10.72 Participation Agreement in respect of B Loan to Bhote Koshi Power Company Private Limited between Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden
          N.V.   and  International  Finance  Corporation   dated
          December 18, 1997.  (4)

10.73 Share Retention and Project Funds Agreement between Bhote Koshi Power Company Private Limited, Panda Energy International, Inc., Panda Bhote Koshi, Panda of Nepal, Harza Engineering Company International, a Limited Liability Company, Harza Engineering Company International, L.P., Resource Development Consultants, a Limited Liability Company, RDC of Nepal, Soaltee Enterprises Private Ltd., Soaltee Hotel Ltd., Surya
          Enterprises Private Ltd., Himal International Power Corporation Pvt. Ltd., International Finance Corporation, and DEG-Deutsche Investitions-und Entwicklungsgesellschaft mbH dated December 18, 1997.
          (4)

10.74     Equity Subscription Agreement between Bhote Koshi Power
          Company  Private  Limited,  Himal  International  Power
          Corporation  Ltd., and Wilmington Trust  Company  dated
          December 18, 1997.  (4)

10.75     Equity Subscription Agreement between Bhote Koshi Power
          Company  Private Limited, Panda of Nepal and Wilmington
          Trust Company dated December 18, 1997.  (4)

10.76     Equity Subscription Agreement between Bhote Koshi Power
          Company  Private Limited, RDC of Nepal  and  Wilmington
          Trust Company dated December 18, 1997.  (4)

10.77     Shareholder's  Agreement  between  Bhote  Koshi   Power
          Company Private Limited, Himal International Power Corporation Pvt. Ltd., Panda of Nepal, RDC of Nepal, and International Finance Corporation dated December 18, 1997. (4)

10.78     Shareholder's  Agreement between Panda Bhote  Koshi,  a
          Cayman Islands exempted company, Panda of Nepal, a Cayman Islands exempted company and Panda Global Energy Company and MCNIC Nepal Limited, as the Shareholders of Panda Bhote Koshi, dated December 18, 1997. (4)

10.78.01 Guarantee Agreement of MCN Investment Corporation, dated December 18, 1997. (4)

10.78.02  Guarantee  Agreement  of  Panda  Energy  International,
          Inc., dated December 18, 1997. (4)

10.79     Master  Agreement  between Bhote  Koshi  Power  Company
          Private  Limited and International Finance  Corporation
          dated December 12, 1997.  (4)

10.80     Schedule and Annexes to Master Agreement between  Bhote
          Koshi  Power Company Private Limited  and International
          Finance Corporation dated December 12, 1997. (4)

10.81 HMGN Letter Approval of Financing Documents addressed to International Finance Corporation, DEG-Deutsche Investitions-und Entwicklungsgesellschaft mbH and Wilmington Trust Company dated December 8, 1997. (4)

10.82     Risk  Management Facility Agreement between Bhote Koshi
          Power Company Private Limited and International Finance
          Corporation dated December 18, 1997.  (4)

10.83 Trust and Retention Agreement between Bhote Koshi Power Company Private Limited, International Finance
          Corporation,        DEG-Deutsche       Investitions-und
          Entwicklungsgesellschaft mbH and Wilmington Trust Company dated December 18, 1997. (4)

10.84 Nepal Agency and Retention Agreement between Bhote Koshi Power Company Private Limited, International Finance Corporation, DEG-Deutsche Investitions-und Entwicklungsgesellschaft mbH, Wilmington Trust Company, as Trustee, and Nepal Grindlays Bank Limited dated December 18, 1997. (4)

10.85     Mortgage Deed between Bhote Koshi Power Company Private
          Limited,          DEG-Deutsche         Investitions-und
          Entwicklungsgesellschaft mbH, and International Finance
          Corporation dated December 19, 1997. (4)

10.86 Security Agreement and Assignment between Bhote Koshi Power Company Private Limited, International Finance
          Corporation,        DEG-Deutsche       Investitions-und
          Entwicklungsgesellschaft mbH and Wilmington Trust Company, as Trustee, dated December 18, 1997. (4)

10.87 Security Agreement and Assignment between Panda of Nepal, International Finance Corporation, DEG-Deutsche Investitions-und Entwicklungsgesellschaft mbH and Wilmington Trust Company, as Trustee, dated December 18, 1997. (4)

10.88     Share  Pledge  Agreement  between  Himal  International
          Power  Corporation Pvt. Ltd., Wilmington Trust Company,
          as  Trustee,  and  Bhote  Koshi Power  Company  Private
          Limited, dated December 18, 1997.  (4)

10.89     Share Pledge Agreement between RDC of Nepal, Wilmington
          Trust  Company,  as  Trustee,  and  Bhote  Koshi  Power
          Company Private Limited, dated December 18, 1997.  (4)

10.90     Share  Pledge  Agreement  between  Panda  Bhote  Koshi,
          Wilmington  Trust  Company, as Trustee,  and  Panda  of
          Nepal, dated December 18, 1997. (4)

10.91     Share   Pledge  Agreement  between  Panda   of   Nepal,
          Wilmington  Trust Company, as Trustee, and Bhote  Koshi
          Power Company Private Limited, dated December 18, 1997.
          (4)

10.92 Performance Guarantee by Industrial and Commercial Bank of China, dated December 10, 1997. (4)

10.93 Equity Letter of Credit by The Northern Trust Company for the account of RDC of Nepal, dated December 16, 1997. (4)

10.94     Equity  Letter of Credit by The First National Bank  of
          Chicago  for  the  account of  Panda  of  Nepal,  dated
          December 17, 1997.  (4)

10.95 Bhote Koshi Power Company Private Limited Amended and Restated Joint Venture Agreement between Himal International Power Corporation Ltd., Panda of Nepal, RDC of Nepal and International Finance Corporation, dated December 12, 1997. (4)

10.96     Articles  of  Association of Bhote Koshi Power  Company
          Private Limited, dated August 22, 1997. (4)

10.97     Memorandum of Association of Bhote Koshi Power  Company
          Private Limited, dated August 22, 1997. (4)

10.98     Engineering  Services  Agreement  between  Bhote  Koshi
          Power  Company  Private Limited  and Harza  Engineering
          Company International L.P., dated December 1, 1997. (4)

12.00     Computation of Ratio of Earnings to Fixed Charges. (2)

21.00     Subsidiaries of Registrant. (2)

24.00     Powers of Attorney, included on signature page hereof.(2)

27.00     Financial Data Schedule. (2)


(1)    Previously   filed  as  an  exhibit  to  the  Registration
Statement on Form S-1 (Registration No. 333-29005) of Panda Global Holdings, Inc. and Panda Global Energy Company, and incorporated herein by reference.
(2)  Filed herewith.
(3) Confidential treatment of certain information identified in these exhibits has been granted by the Securities and Exchange Commission.
(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of Panda Global Holdings, Inc., and incorporated herein by reference.

        (b)   Reports on Form 8-K.   None.

     Supplemental Information to be Furnished With Reports  Filed
Pursuant  to Section 15(d) of the Act by Registrants  Which  Have
Not Registered Securities Pursuant to Section 12 of the Act.

       No  annual  report  or  proxy  statement  or  other  proxy
soliciting  material  was  sent  to  security  holders   of   the
registrant during the registrant's last fiscal year.


                               F-2
                 INDEX TO FINANCIAL STATEMENTS


Panda   Global   Energy  Company  and  Subsidiaries  Consolidated
Financial Statements:

  Independent Auditors' Report                             F-2

  Consolidated Balance Sheets as of December 31, 1996
    and 1997                                               F-3

  Consolidated Statements of Operations for the years
    ended December 31, 1995, 1996 and 1997 and for the
    period from inception (July 20, 1994) through
    December 31, 1997                                      F-5

  Consolidated Statements of Shareholder's Equity for the
    years ended December 31, 1995, 1996 and 1997 and for
    the period from inception (July 20, 1994) through
    December 31, 1997                                      F-6

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, 1996 and 1997 and for the
    period from inception (July 20, 1994) through
    December 31, 1997                                      F-7

  Notes to Consolidated Financial Statements for the
    years ended December 31, 1995, 1996 and 1997 and for
    the period from inception (July 20, 1994) through
    December 31, 1997                                      F-8




                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors
of Panda Energy International, Inc.:

We have audited the accompanying consolidated balance sheets of Panda Global Energy Company and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (July 20, 1994) through December
31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (July 20, 1994) through December 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Dallas, Texas
March 23, 1998



                          PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                                 1996          1997
                                                              ----------   ------------
Current assets:
  Cash and cash equivalents ...............................   $  506,289   $      6,289
  Restricted cash - current ...............................         --       73,428,615
  Accrued interest receivable .............................         --        1,577,995
                                                              ----------   ------------
    Total current assets ..................................      506,289     75,012,899

Plant and equipment:
  Construction in progress ................................         --       36,131,069
  Development costs .......................................    3,292,492           --
                                                              ----------   ------------
    Total plant and equipment .............................    3,292,492     36,131,069

Investment in joint venture ...............................         --          836,654

Restricted cash - debt service reserves and escrow deposits         --       40,044,928

Debt issuance costs, net of accumulated
  amortization of $717,074 as of December 31, 1997 ........         --        6,599,749
                                                              ----------   ------------
Total assets ..............................................   $3,798,781   $158,625,299
                                                              ==========   ============

          See accompanying notes to consolidated financial statements.

                          PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                       1996            1997
                                                   -----------    -------------
Current liabilities:
  Accrued interest .............................   $      --      $   4,177,507
  Accrued construction costs ...................          --          5,600,000
                                                   -----------    -------------
    Total current liabilities ..................          --          9,777,507

Long-term debt .................................          --        145,653,823

Minority interest ..............................          --          5,741,166

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock, par value $1: 50,000 shares
   authorized;  2 shares issued and outstanding              2                2
Advances from parent ...........................     6,099,779       10,518,930
Deficit accumulated during the development stage    (2,301,000)     (13,066,129)
                                                   -----------    -------------
   Total shareholder's equity ..................     3,798,781       (2,547,197)
                                                   -----------    -------------
Total liabilities and shareholder's equity .....   $ 3,798,781    $ 158,625,299
                                                   ===========    =============

          See accompanying notes to consolidated financial statements.

                          PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
            AND INCEPTION (JULY 20, 1994) THROUGH DECEMBER 31, 1997

                                                                                            Inception
                                                                                             Through
                                                                                            December 31
                                                  1995          1996           1997            1997
                                               ---------    -----------    ------------    ------------
REVENUE:
  Interest income ..........................   $    --      $      --      $  5,520,528    $  5,520,528

EXPENSES:
  Project development and administrative ...     444,000      1,654,000       3,496,563       5,797,563
  Interest expense and letter of credit fees        --             --        12,072,020      12,072,020
  Amortization of debt issuance costs ......        --             --           717,074         717,074
                                               ---------    -----------    ------------    ------------
    Total expenses .........................     444,000      1,654,000      16,285,657      18,586,657
                                               ---------    -----------    ------------    ------------
NET LOSS ...................................   $(444,000)   $(1,654,000)   $(10,765,129)   $(13,066,129)
                                               =========    ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                          PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
            AND INCEPTION (JULY 20, 1994) THROUGH DECEMBER 31, 1997

                                                                                       Deficit
                                                                                     Accumulated       Total
                                                                                     During the     Shareholder's
                                             Number      Common       Advances       Development       Equity
                                           of Shares      Stock      from Parent        Stage         (Deficit)
                                          -----------   ----------   ------------    ------------    ------------
Issuance of common stock, July 20, 1994             2   $        2   $       --      $       --      $          2

Advances from parent, net .............          --        732,773           --           732,773

Net loss ..............................          --           --             --          (203,000)       (203,000)
                                          -----------   ----------   ------------    ------------    ------------
Balance, January 1, 1995 ..............             2   $        2   $    732,773    $   (203,000)   $    529,775

Advances from parent, net .............          --        979,288           --           979,288

Net loss ..............................          --           --             --          (444,000)       (444,000)
                                          -----------   ----------   ------------    ------------    ------------
Balance, December 31, 1995 ............             2            2      1,712,061        (647,000)      1,065,063

Advances from parent, net .............          --      4,387,718           --         4,387,718

Net loss ..............................          --           --             --        (1,654,000)     (1,654,000)
                                          -----------   ----------   ------------    ------------    ------------
Balance, December 31, 1996 ............             2            2      6,099,779      (2,301,000)      3,798,781

Advances from parent, net .............          --           --        4,419,151            --         4,419,151

Net loss ..............................          --           --             --       (10,765,129)    (10,765,129)
                                          -----------   ----------   ------------    ------------    ------------
Balance, December 31, 1997 ............             2   $        2   $ 10,518,930    $(13,066,129)   $ (2,547,197)
                                          ===========   ==========   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL ENERGY COMPANY
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
             AND INCEPTION (JULY 20, 1994) THROUGH DECEMBER 31, 1997

                                                                                                        Inception
                                                                                                         Through
                                                                                                        December 31
                                                           1995           1996            1997             1997
                                                         ---------    ------------    -------------    -------------
 OPERATING ACTIVITIES:

   Net loss ..........................................   $(444,000)   $ (1,654,000)   $ (10,765,129)   $ (13,066,129)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
     Amortization of debt issuance costs .............        --              --            717,074          717,074
     Amortization of debt discount ...................        --              --            628,735          628,735
   Changes in assets and liabilities:
     Accrued interest receivable .....................        --              --         (1,577,995)      (1,577,995)
     Accrued interest payable ........................        --              --          4,177,507        4,177,507
                                                         ---------    ------------    -------------    -------------
       Net cash provided (used) by operating activities   (444,000)     (1,654,000)      (6,819,808)      (9,120,808)
                                                         ---------    ------------    -------------    -------------
 INVESTING ACTIVITIES:

   Restricted cash - current .........................        --              --        (73,428,615)     (73,428,615)
   Additions to plant and equipment ..................    (630,288)     (2,233,718)     (27,238,577)     (30,531,069)
   Investment in joint venture .......................        --              --           (836,654)        (836,654)
   Restricted cash - debt service reserves
      and escrow deposits ............................        --              --        (40,044,928)     (40,044,928)
                                                         ---------    ------------    -------------    -------------
   Cash used by investing activities .................    (630,288)     (2,233,718)    (141,548,774)    (144,841,266)
                                                         ---------    ------------    -------------    -------------
 FINANCING ACTIVITIES:

   Proceeds from long-term debt ......................        --              --        145,025,088      145,025,088
   Contributions from minority interest owners .......        --              --          5,741,166        5,741,166
   Capital contribution from parent ..................        --              --               --                  2
   Advances from parent ..............................     979,288       4,387,718        4,419,151       10,518,930
   Debt issuance costs ...............................        --              --         (7,316,823)      (7,316,823)
                                                         ---------    ------------    -------------    -------------
   Cash provided by financing activities .............     979,288       4,387,718      147,868,582      153,968,363
                                                         ---------    ------------    -------------    -------------
 Increase (decrease) in cash and cash equivalents ....     (95,000)        500,000         (500,000)           6,289

 Cash and cash equivalents, beginning of period ......     101,289           6,289          506,289             --
                                                         ---------    ------------    -------------    -------------
 Cash and cash equivalents, end of period ............   $   6,289    $    506,289    $       6,289    $       6,289
                                                         =========    ============    =============    =============
 NONCASH INVESTING AND FINANCING ACTIVITIES:

   Accrued construction costs ........................   $    --      $       --      $   5,600,000    $   5,600,000

          See accompanying notes to consolidated financial statements.

                                      F-6





          PANDA GLOBAL ENERGY COMPANY AND SUBSIDIARIES
                (A Development Stage Enterprise)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Years Ended December 31, 1995, 1996 and 1997
         and the Period from Inception (July 20, 1994)
                 Through December 31, 1997



1.   ORGANIZATION AND BASIS OF PRESENTATION

       Panda Global Energy Company ("Global Cayman", or collectively with its subsidiaries the "Company") (a Cayman Islands company) is a wholly owned subsidiary of Panda Global Holdings, Inc. ("Panda Global"), which in turn is a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"). PEII is engaged in the development, acquisition, ownership and operation of independent power generation facilities and other energy-related projects worldwide. Global Cayman was formed in March 1997 to hold PEII's indirect ownership interests in certain independent power projects located outside the United States. The ownership interests were transferred to Global Cayman at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests.

     Global Cayman (which collectively with its subsidiaries is a development stage enterprise having no operating revenues) holds a 95.5% ownership interest in Pan-Sino Energy Development Company LLC ("Pan-Sino")(a Cayman Islands company), which in turn holds a 99% ownership interest in Pan-Western Energy Corporation LLC ("Pan-Western")(a Cayman Islands company), which in turn owns an approximately 88% interest in four joint venture companies (the "Joint Venture Companies") organized under the laws of the People's Republic of China ("China") to develop and construct an independent power project located in China. The Joint Venture Companies are: Tangshan Panda Heat and Power Company, Ltd. ("Tangshan Panda"), Tangshan Pan-Western Heat and Power Company, Ltd. ("Tangshan Pan-Western"), Tangshan Cayman Heat and Power Company, Ltd. ("Tangshan Cayman") and Tangshan Pan-Sino Heat Company, Ltd. ("Tangshan Pan-Sino"). Additionally, Global Cayman indirectly holds an equity investment in Bhote Koshi Power Company Pvt. Ltd. (a Nepal company), which was organized under the laws of Nepal to develop and construct an independent power project in Nepal.

     Collectively, Pan-Sino and Pan-Western are the predecessors of the Company.

     All material intercompany accounts and transactions have been eliminated in consolidation.

2.   SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any differences from those estimates are recorded in the period in which they are identified.

      Development stage enterprise -- The Company is in the development stage and has no operating revenues. Financing for construction of the Luannan Project was obtained in April 1997 (see Note 3). Financing for the Nepal Project was obtained in December 1997 (see Note 4).

      Cash -- Included in cash and cash equivalents are highly liquid investments with original maturities of three months or less.

       Restricted Cash - Current -- Restricted cash-current represents escrowed cash which may be used to pay operating expenses and make debt payments and distributions to partners pursuant to the trust indenture agreements. Restricted Cash - Debt Service Reserves and Escrow Deposits -- Debt service reserves and escrow deposits include cash held by the bank to pay debt service and capital improvements pursuant to the trust indenture agreements.

      Plant and Equipment -- Costs of developing new projects are capitalized when the projects reach an advanced stage of development where the execution of a power purchase agreement has occurred or is imminent. Such costs primarily consist of engineering, legal and other costs directly related to the project. Development costs are transferred to construction in progress when financing has been obtained and construction has commenced. Costs related to projects under construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress. Capitalized interest was $2,057,000 in 1997. No interest was capitalized prior to 1997. Such costs will be depreciated using the straight-line method over the term of the power purchase agreement (20 years for the Luannan Project - see Note 3). Depreciation will begin when the completed facility is ready for its intended use.

     Debt Issuance Costs -- The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the term of the related debt.

      Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII spent performing these services. The expenses allocated were $444,000, $1,654,000 and $3,495,000 in 1995, 1996 and 1997, respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

      Income taxes -- On the basis of the current legislation in the Cayman Islands, there is no income, corporation, profits, capital gains or other form of taxation that would be of
application   to   Global   Cayman  or  its   subsidiaries   and,
accordingly, there is no withholding tax. In addition, Pan-Western, as an exempted company, has obtained from the Cayman Islands Government an undertaking that should the current legislation change, no taxation will be imposed upon the profits of Pan-Western or any shareholders in Pan-Western for a twenty year period commencing August, 1994. At December 31, 1997, the Company had approximately $10 million of net operating loss carryforwards that are considered to be permanently invested outside the United States and are not currently available to offset U.S. taxable income. The Company had approximately $3 million of deferred tax assets which consist primarily of net operating losses and are offset by a valuation allowance.

3.   POWER PROJECTS AND LONG-TERM DEBT

      Luannan Project -- In 1994, PEII entered into a preliminary letter of intent with a subsidiary of the North China Power Group Company ("NCPGC") for the purchase and sale of electric energy from the Luannan Project. On September 22, 1995, Tangshan Panda and Tangshan Pan-Western (see Note 1) entered into a Power
Purchase Agreement with NCPGC for the purchase and sale of electric energy from the Luannan Project. Under the terms of the 20-year agreement, all electrical output of the project will be sold to NCPGC. The steam and hot water generated by Tangshan-Cayman's facility within the project will be sold to the domestic Chinese industrial and commercial markets by Tangshan Pan-Sino. Financing for the project was completed in April 1997as discussed below. The Luannan Project is being constructed pursuant to a fixed-price, turnkey contract with Harbin Power Engineering Company Limited. The Company has incurred costs for the Luannan Project of $3.3 million and $36.1 million as of December 31, 1996 and 1997, respectively, which are included in plant and equipment under development costs (1996) and under construction in progress
(1997) in the accompanying balance sheet. The costs were reclassified from development costs to construction in progress due to the completion of financing and the commencement of construction activity for the project in 1997.

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

      The Luannan Project is subject to political, regulatory and economic uncertainties, risks of expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions, construction risk, dependence on limited number of customers and other risks arising from foreign governmental sovereignty.

      Nepal Project -- The Company has an equity investment in a hydroelectric power project in Nepal. See Note 4.

4.   INVESTMENT IN JOINT VENTURE

     The Company has an investment in a joint venture (Bhote Koshi Power Company, Pvt. Ltd., referred to as "BKPC" ) with a major hydroelectric engineering company and a local Nepalese party to build a 36 megawatt hydroelectric facility on the upper Bhote Koshi River in Nepal ("Nepal Project"). The investment is accounted for under the equity method. The Company's ownership interest was transferred from a subsidiary of PEII to the Company at historical cost in June 1997. A 25-year power purchase agreement with the Nepal Electricity Authority was signed in July 1996. The Nepal Project is being constructed pursuant to a fixed-price, turnkey contract with China Gezhouba Construction Group Corporation. Commercial operations are scheduled to commence in 2000.

     On December 29, 1997 financial closing occurred with respect to the Nepal Project. BKPC received commitments for (i) up to approximately $68.8 million in nonrecourse debt financing from a group of international lenders and (ii) up to approximately $29.5 million in equity from the Company and a group of third-party investors which includes one of the lenders. At December 31, 1997, approximately $17.9 million of the debt commitments had been funded and were outstanding. The interest rates on the loans are a combination of fixed and variable rates, generally at the annual rate of 325 to 350 basis points above the London Interbank Offered Rate. Semiannual interest and principal payments on the loans commence in March 1998 and March 2001, respectively. Final maturity of the loans occurs at dates ranging from 2008 through 2011. Commitment fees of 1% to 2% are payable on undisbursed portions of the loan commitments.

     The equity commitments of up to approximately $29.5 million referred to above include approximately $3.1 million in project development and administrative expenses previously incurred by PEII and the investors which cannot be capitalized under GAAP and which therefore are not reflected in BKPC's balance sheet. At December 31, 1997, approximately $5.1 million of the equity commitment (in addition to the $3.1 million of project development and administrative expenses referred to above) had been contributed. The Company had contributed $10.8 million in capitalized development costs (in addition to $1.2 million in project development and administrative expenses) and received cash reimbursement from BKPC at financial closing for $10.0 million of those costs. The Company has satisfied its equity commitment of $2 million as of December 31, 1997. In addition to the basic equity commitment, the Company and the investors are required to contribute up to $10 million on a pro-rata basis in the event of cost overruns.

     The Company and an outside investor ("Investor") jointly own a 75% interest in BKPC and other investors own the remaining 25%. Based on the agreement with the Investor, cash flow attributable to the Company's and the Investor's combined 75% ownership interest will be allocated 85% to the Investor and 15% to the Company until the Investor achieves a 20% internal rate of return on its investment (the "Flip Date"), and 90% to the Company and 10% to the Investor thereafter.

     BKPC is a development stage enterprise. All development and construction costs incurred to date have been capitalized.
Summarized balance sheet information for BKPC at December 31, 1997 is as follows:

         Cash                                    $    146,000
         Restricted cash - current                  5,637,608
         Construction in progress                  18,332,944
         Debt issue costs                           1,967,758

         Total assets                            $ 26,084,310

         Current liabilities                     $  3,126,827
         Long-term debt                            17,851,667
         Stockholders' equity                       5,105,816

         Total liabilities and equity            $ 26,084,310

5.   ADVANCES FROM PARENT

       PEII has performed all project development and administrative activities for the Company. The advances from parent reflect the advances for such costs incurred by PEII on the Company's behalf. Such advances have no specific repayment terms, bear no interest and may be partially reimbursed during the construction period of the related projects as permitted by the indentures.

6.   RELATED PARTY TRANSACTIONS

      The Company purchases insurance coverage through an agency owned by a major shareholder of PEII who is also a member of the board of directors of PEII and a relative of PEII's chairman. The Company believes such coverage is on terms that are no less favorable than reasonably available from unaffiliated third parties. Total insurance purchases through this agency were $513,000 in 1997. No insurance was purchased through this agency prior to 1997.

7.   COMMITMENTS AND CONTINGENCIES

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes, based on the advice of counsel, the amount of ultimate liability allocable to the Company with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.

8.    FAIR  VALUE  OF FINANCIAL INSTRUMENTS AND CONCENTRATION  OF
      CREDIT RISK

     The estimated fair values of the Company's financial instruments as of December 31, 1997 are as follows:

                                      Carrying Value   Fair Value
Long-term debt, including current
    portion                            $145,653,823   $144,336,000

       The Senior Secured Notes have limited trading. The fair value of these bonds is estimated based on a third party quotation.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANDA    GLOBAL    ENERGY
                                        COMPANY

Date:     March 27, 1998                By:  /s/ Robert W. Carter
                                             Robert   W.  Carter,
                                             Chairman   of    the
                                             Board    and   Chief
                                             Executive Officer


                        POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Panda Global Energy Company (the "Company") hereby constitutes and appoints Robert W. Carter or Janice Carter or each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Form 10-K for the year ending December 31, 1997, including any and all amendments and supplements hereto, with any regulatory authority, granting said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself or she herself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                    Date

/s/  Robert W. Carter    Chairman of the Board,   March 27, 1998
Robert W. Carter         Chief Executive Officer
                         and Director (Principal
                         Executive Officer)

/s/  Janice Carter      Executive Vice President,  March 27, 1998
Janice Carter           Secretary and Treasurer
                        (Principal Financial
                        and Accounting Officer)

EXHIBIT NO. 12.00


PANDA GLOBAL ENERGY COMPANY AND SUBSIDIARIES

RATIO OF EARNINGS TO FIXED CHARGES

(Dollars in Thousands)

                                        1997
Net loss	 				$ (10,765)

Interest expense                       12,072
Amortization of debt issue costs          717
Capitalized interest                    2,057
						  -------
  Total fixed charges                  14,846

Earnings before fixed charges          12,024

Ratio of earnings to fixed charges       0.14

Deficiency in coverage of
  fixed charges                      $(12,822)

NOTE -- the ratio of earnings to fixed charges is not applicable prior to 1997 because there were no fixed charges in those years.


EXHIBIT 21.00



                   SUBSIDIARIES OF PANDA GLOBAL ENERGY CO.

Name of Entity:                             Jurisdiction of Organization

Pan-Sino Energy Development Company, L.L.C.       Cayman Islands
Pan-Western Energy Corporation, L.L.C.            Cayman Islands
Panda Bhote Koshi                                 Cayman Islands
Panda of Nepal, L.L.C.                            Cayman Islands
Tangshan Panda Heat & Power Company, Ltd.         People's Republic of China
Tangshan Pan-Western Heat & Power Company, Ltd.   People's Republic of China
Tangshan Cayman Heat & Power Company, Ltd.        People's Republic of China
Tangshan Pan-Sino Heat Company, Ltd.              People's Republic of China
Bhote Koshi Power Co., Pvt. Ltd.                  Nepal




27.01             Financial Data Schedule